Form 10KSB
period 1995-12-31
NIGHTINGALE INC
filed 1996-10-03
CIK 837296

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-23429-D


                                NIGHTINGALE, INC.
           (Name of Small Business Issuer as specified in its charter)
              Utah                                       87-044988-8
 (State or other jurisdiction of                         (I.R.S. employer
  incorporation or organization)                          identification No.)
   2232 Eastwood Blvd.                                        84403
   Ogden, Utah 84403                                        (Zip Code)
(Address of principal executive offices)

         Issuer's telephone number, including area code: (801) 479-0742


   Securities registered pursuant to Section 12(b) of the Exchange Act: None

   Securities registered pursuant to Section 12(g) of the Exchange Act: None


     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes No .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The Issuer's revenues for the fiscal year ending December 31, 1995 were $10,142.

     As of the date hereof, there is no public market for the Registrant's securities. The Registrant has closed its public offering but, pursuant to Rule 164-11-1 as promulgated by the Utah Securities Division, no securities sold in the public offering have been issued. The number of shares outstanding of the Registrant's sole class of common stock, as of December 31, 1995, and as of July 2, 1996, is 1,000,000 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Nightingale, Inc. (the Company") was formed for the purpose of investing in any and all types of assets, properties and businesses. The Company issued 1,000,000 shares of its Common Stock to its officers, directors and others for the aggregate sum of $20,600. On September 28, 1988, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18, filed by the Company. The Registration Statement was for an offering of 2,000,000 Units of Common Stock and Warrants at $.10 per Unit. Each Unit consisted of one share of Common Stock, one Class "A" Common Stock Purchase Warrant and one Class "B" Common Stock Purchase Warrant. The offering was a "blind pool" or "blank check" offering.

     The offering was closed on October 6, 1989. All 2,000,000 Units offered were subscribed for and a total of $200,000 was deposited into the Company's Escrow Account. The offering was registered for sale in the State of Utah and therefore, the Company was and is required to comply with Rule 164-11-1 as promulgated by the Utah Securities Division. Such Rule prohibits the issuance of shares, the secondary trading of the Company's securities and the expenditure of more than 20 percent of the net offering proceeds without first giving subscribers a rescission offering in connection with an acquisition.

     Since the close of its offering, the Company has been attempting to locate potential business acquisitions ("Potential Business Acquisitions") from investors, promoters, finders, entrepreneurs or others. A Potential Business Acquisition may be a concept which has not yet been placed in commercial operation, which has recently commenced operations and is in need of additional funds for expansion into new products or markets, or an established business which may be experiencing financial or operating difficulties and is in need of the limited additional capital the Company could provide.

     In some instances, a Potential Business Acquisition may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. Some Potential Business Acquisitions may seek to become a public company through merging with, being acquired by or selling their assets to an existing public company. There are numerous reasons why an existing privately-held company would seek to become a public company through a merger or acquisition rather than doing its own public offering. Such reasons include avoiding the time delays involved in a public offering; retaining a larger share of voting control of the publicly-held company; reducing the cost factors incurred in becoming a public company; and avoiding any dilution requirements set forth under various states' blue sky laws.

     The Company does not propose to restrict its search for Potential Business Acquisitions to any particular industry or any particular geographic area and may, therefore, engage in essentially any business to the extent of its limited resources.

     It is anticipated that knowledge of Potential Business Acquisitions will be made known to the Company by various sources, including its officers and directors, shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. In certain circumstances, the Company may agree to pay a finder's fee or to otherwise compensate such persons for services rendered in bringing about a transaction. However, no cash finder's fee or other compensation which may be paid to such persons for services rendered in bringing about a transaction is subject to future negotiation between the Company, the entity to be acquired and the finder.

     The Company is not currently a party to any binding agreement to acquire or merge with any company. The Company's management is continuing to seek suitable acquisition candidates. However, there can be no assurance that an acquisition or merger will be effected.

Rule 164-11-1 As Promulgated by the Utah Securities Division

     The offering was registered for sale in several states including the State of Utah. Therefore, the offering and the Company were, and are, subject to Rule 164-11-1 as promulgated by the Utah Securities Division. Rule 164-11-1 is applicable to offerings in which eighty percent (80%) or more of the net offering proceeds are not specifically allocated. Following the close of offerings subject to Rule 164-11-1, a company subject to the Rule is required to maintain a minimum of eighty percent (80%) of the net offering proceeds in an escrow account until such time as it can specifically allocate the use of proceeds. At such time as the offering proceeds can be specifically allocated, the Company must file additional information with the Utah Securities Division disclosing the use of proceeds and deliver such information to the investors purchasing shares in the offering.

     At the time that the additional documentation concerning the use of proceeds is filed with the Utah Securities Division, Rule 164-11-1 requires that investors in the offering be given no less than twenty (20) days to ratify or rescind his or her investment. Investors who elect to rescind the purchase shall receive a pro rata refund of all available offering proceeds. However, should enough investors request a refund such that net tangible asset value of the Company after the refund would be less than $75,000, the Company will offer a pro rata refund of all unused offering proceeds to investors. Therefore, if sufficient numbers of investors elect to rescind, it is possible that rescinding investors will not receive 100% of the amount invested. A company subject to the Rule is entitled to use a substantial portion of the gross offering proceeds for underwriting commissions, offering expenses and operating costs regardless of investors' rescission rights.

     Rule 164-11-1 also prohibits the issuance of securities, the delivery of stock certificates or the secondary trading of the Company's stock until the offering proceeds have been released to the Company subsequent to the rescission offering.

     The Company is required to file a post-effective amendment to its Registration Statement on file with the Securities and Exchange Commission setting forth current information before soliciting shareholders regarding rights to rescission.

     The Company received a total of $200,000 from the sale of Units of its securities in its public offering. The Company deposited 80% of the net offering proceeds, or $140,000, in an escrow account pending compliance with Utah Rule 164-11-1. As of December 31, 1995, a total of $191,442 was held in the Rule 164-11-1 Escrow Account.

Selection of Opportunities

     The analysis of new business opportunities has been and will be undertaken by or under the supervision of the officers and directors of the Company with assistance from the Company's shareholders, with none of whom is a professional business analyst or has any previous training or experience in business analysis or in selecting or hiring business analysts. The Company has, since the date of the closing of its public offering, considered potential acquisition transactions with several companies but as of this date has not entered into any definitive agreement with any party. The Company has unrestricted flexibility in seeking, analyzing and participating in Potential Business Acquisitions. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

     (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

     (c) Strength and diversity of management, either in place or scheduled for recruitment;

     (d) Capital requirements and anticipated availability of required funds to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

     (e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

     (f) The extent to which the business opportunity can be advanced;

     (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

     (h) Other relevant factors.

     In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the tasks of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation and management's limited experience in business analysis, the

Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

     The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, depends upon the issuance to the shareholders of the acquired company of at least 80 percent common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders would in such circumstances retain 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization.

     The present shareholders of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and new directors may be appointed without any vote by shareholders.

     In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by shareholders. In the case of a statutory merger or consolidation, it will likely be necessary to call a shareholder's meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity of obtaining such shareholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting shareholders. Most likely, management will seek to structure any such transaction so as not to require shareholder approval.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Employees

    The Company currently has no employees.

ITEM 2.  DESCRIPTION OF PROPERTY

     The executive offices of the Company are presently located at 2232 Eastwood Blvd., Ogden, Utah 84403, the home of the President of the Company. The Company does not pay rent for the use of such facilities. The Company's executive offices are sufficient for the present purposes of the Company. Upon the consummation of an acquisition or merger, the Company's offices will likely be moved to the principal offices of the company acquired or with which the Company is merged.

ITEM 3.  LEGAL PROCEEDINGS

     There are not presently any material pending legal proceedings to which the Company is a party or of which any of its property or wholly-owned subsidiaries is subject and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No meetings of the Company's shareholders were held during the fiscal year ending December 31, 1995

                                     PART II

     ITEM 5. MARKET FOR THE Company'S COMMON STOCK AND WARRANTS AND RELATED SECURITY HOLDER MATTERS

     Market for Common Stock. There is no public market for the Company's securities.

     Holders. The number of record holders of the Company's common stock as of December 31, 1995 and September 30, 1996, is 4. Pursuant to Rule 164-11-1 as adopted by the Utah Securities Division, no securities of the Company were issued to purchasers of the Units of Company offered in the public offering.

     Dividends. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

     Warrants. A total of 2,000,000 Units of the Company's Common Stock were subscribed for in the Company's public offering. Each Unit consisted of one share of Common Stock, $.001 par value, and one "A" Warrant to purchase one share of Common Stock at $.25 per share exercisable during a twelve month period commencing 30 days from the date of the closing of the offering, and ending twelve months thereafter, and one "B" Warrant to purchase one share of Common

Stock at $.50 per share exercisable during an eighteen month period commencing 30 days from the date of the close of the offering and ending eighteen months thereafter. The offering was closed on September 28, 1989. The Warrants have been extended on several occasions and now expire on December 31, 1996. The Warrants cannot be exercised unless a current Registration Statement is in effect, of which there can be no assurance. The Company has the right to call the Warrants for redemption, in whole or in part, upon 30 days prior written notice at a price of $.001 per Warrant. If the Warrants are called for redemption, they may be exercised at any time prior to the close of business on the day preceding the date fixed for redemption. Any rights to purchase Common Stock subject to the Warrants will be forfeited to the extent such Warrants are not exercised prior to such date. The Common Stock and Warrants sold as Units pursuant to this offering are not transferable separately until the exercise period commences.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Company was formed for the purpose of investing in any and all types of assets, properties and businesses. The Company issued 1,000,000 shares to its officers and directors for the aggregate sum of $20,600. On September 28, 1988, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18, filed by the Company in the Denver Regional Office. The Registration Statement was for an offering of 2,000,000 Units of Common Stock and Warrants to purchase shares of Common Stock, at $.10 per Unit. The offering was a "blind pool" offering. The Company sold all 2,000,000 Units offered in its public offering. Inasmuch as the Company is subject to Rule 164-11-1 as promulgated by the Utah Securities Division, the exact net offering proceeds which will be available to the Company is not presently determinable. The gross offering proceeds were $200,000. Pursuant to Rule 164-11-1 the Company was required to escrow 80% of the net offering proceeds or $140,000 pending further compliance with the Rule. The Company is required to offer its subscribers an opportunity to rescind their purchases before such proceeds may be used. If sufficient subscribers elect to rescind, such that less than $75,000 will remain in the escrow account, all purchases of the Units will be rescinded and no shares will be issued. In such event, the Company's subscribers will receive the remaining offering proceeds on a pro-rata basis.

     The Plan of Operation of the Company is further described in Item 1 of this Form 10-KSB.

Liquidity and Capital Resources

     Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization less amounts expended for offering costs and operations to date. As of December 31, 1995, the Company had total assets of $191,782 which included $191,442 of restricted cash. Therefore, the Company had essentially no usable cash as of December 31, 1995 and is dependent upon loans and advances from its management and affiliates to fund its expenses pending the completion of an merger or acquisition.

Results of Operations

     The Company has not commenced any active operations as of the date hereof, except for its search for suitable acquisition candidates. The Company's assets consist primarily of cash, which is on deposit in interest-bearing and non-interest bearing accounts. The only revenue generated by the Company since its inception is interest. The Company had interest income of $10,142 for the year ending December 31, 1995 compared with total interest income of $6,709 for the year ending December 31, 1994. Total expenses for the year ending December 31, 1995, were $18,273 as compared with $24,787 for the year ending December 31, 1994. The Company's expenses consist primarily of travel expenses and professional fees incurred in connection with proposed acquisitions. The Company had a net loss of $8,131 for the year ending December 31, 1995 compared with a loss of $18,078 for the year ending December 31, 1994.

Inflation

     The Company does not believe that inflation will negatively impact its business plans.


ITEM 7.  FINANCIAL STATEMENTS

                          Index to Financial Statements

Financial Statements

  Independent Accountants' Report - 1995

  Balance Sheet
    December 31, 1995

  Statement of Operations
    Years ended December 31, 1995 and 1994

  Statement of Changes in Stockholders' Deficit
    From Inception January 9, 1988 through December 31, 1995

  Statement of Cash Flows -
    Years ended December 31, 1995 and 1994

  Notes to Financial Statements

Financial Statement Schedules

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Nightingale, Inc.


     We have audited the accompanying balance sheet of Nightingale, Inc. (a development stage company) as of December 31, 1995, and the related statements of operations, stockholders' deficit and cash flows for the two years then ended and cumulative amounts from January 8, 1988 (date of inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nightingale, Inc. (a development stage company) as of December 31, 1995, and the results of its operations and its cash flows for the two years then ended and cumulative amounts from January 9, 1988 (date of inception) through December 31, 1995, in conformity with generally accepted accounting principles.


                                            Tanner + Company


Salt Lake City, Utah
March 31, 1996

                                NIGHTINGALE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1995



          Assets

Current assets:
         Cash                                                         $     340
         Restricted cash held in escrow                                 191,442

            Total current assets                                      $ 191,782


          Liabilities and Stockholders' Deficit

Current liabilities:
         Accounts payable and accrued liabilities                     $  19,706
         Advances from related party                                     89,059
         Common stock units subscribed                                  177,017

            Total current liabilities                                   285,782

Stockholders' deficit:
         Common stock - par value $.001 per
           share.  Authorized 100,000,000
           shares; issued and outstanding
           1,000,000 shares                                               1,000
         Additional paid-in capital                                      19,600
         Deficit accumulated during the
      development stage                                                (114,600)

            Total stockholders' deficit                                 (94,000)

            Total liabilities and stock-
            holders' deficit                                          $ 191,782
See accompanying notes to financial statements.

                                NIGHTINGALE, INC.
                          (A Development Stage Company)

                             Statement of Operations

                                NIGHTINGALE, INC.
                          (A Development Stage Company)

                             Statement of Operations

                     Years Ended December 31, 1995 and 1994
                    and for the Period January 9, 1988 (Date
                     of Inception) Through December 31, 1995


                                                              Cumulative
                                                               Amount
                                                                From
                                      1995     1994           Inception

Revenues - interest                 $10,142    6,709           55,704

Expenses:
    General and administrative
    expenses                         18,273   24,787          170,304

Loss before income taxes            (8,131)  (18,078)        (114,600)

Income taxes                           -        -               -

         Net loss                 $ (8,131)  (18,078)        (114,600)

Loss per share                     $ (.008)    (.018)           (.118)

Weighted average shares         1 ,000,000 1,000,000          970,781

See accompanying notes to financial statements.

                                NIGHTINGALE, INC.
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit
                   Period January 9, 1988 (Date of Inception)
                            Through December 31, 1995

                                                          Deficit
                                                          Accumulated
                             Common Stock     Additional  During the
                      Number of               Paid-in     Development
                       Shares     Par Value   Capital     Stage           Total


Balance, January 9,
1988                    -          $   -          -          -           -

Common stock
issued for cash
at $.02 per share    20,000           20        380          -           400

Common stock
issued for services
at $.12 per share     5,000            5        595          -           600

Common stock
issued for cash
at $.02 per share   975,000          975     18,625          -        19,600

Net loss                -             -          -       (1,534)     (1,534)

Balance, December 31,
1988              1,000,000        1,000    19,600       (1,534)     19,066

Net loss                -             -          -       (3,842)    (3,842)

Balance, December 31,
1989              1,000,000        1,000    19,600       (5,376)    15,224

Net loss                -             -          -      (10,018)   (10,018)

                                NIGHTINGALE, INC.
                          (A Development Stage Company)

                 Statement of Stockholders' Deficit - Continued


                                                             Deficit
                                                           Accumulated
                             Common Stock    Additional     During the
                      Number of               Paid-in      Development
                       Shares     Par Value   Capital         Stage      Total

Balance, December 31,
1990                  1,000,000       1,000     19,600    (15,394)      5,206

Net loss                    -           -          -       (1,494)     (1,494)

Balance, December 31,
1991                  1,000,000       1,000     19,600    (16,888)      3,712

Net loss                    -           -          -      (25,203)    (25,203)

Balance, December 31,
1992                  1,000,000       1,000     19,600    (42,091)    (21,491)

Net loss                    -           -          -      (46,300)    (46,300)

Balance, December 31,
1993                  1,000,000       1,000     19,600    (88,391)    (67,791)

Net loss                    -           -          -      (18,078)    (18,078)

Balance, December 31,
1994                  1,000,000       1,000     19,600   (106,469)    (85,869)

Net loss                    -           -          -       (8,131)     (8,131)

Balance, December 31,
1995                  1,000,000      $1,000     19,600   (114,600)    (94,000)

See accompanying notes to financial statements.

                                NIGHTINGALE, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                     Years Ended December 31, 1995 and 1994
                       and for the Period January 9, 1988
                           (Date of Inception) Through
                                December 31, 1995
                                                                    Cumulative
                                                                     Amounts
                                                                      From
                                             1995        1994      Inception

Cash flows from operating activities:
  Net loss                              $  (8,131)     (18,078)       (114,600)
     Adjustments to reconcile net loss to
      net cash used in operating activities:
    Amortization                                -          270           1,350
    Increase (decrease) in:
    Accounts payable and accrued
     liabilities                            9,780        5,235          19,706

    Net cash provided by (used in)
      operating activities                  1,649     (12,573)        (93,544)

Cash flows from investing activities:
     Increase in restricted cash held
    in escrow                             (10,142)     (6,624)       (191,442)
     Payment of notes receivable -
    related parties                            -          -            74,282
     Increase in notes receivable -
    related parties                            -          -           (74,282)
     Increase in organization costs            -          -            (1,350)

    Net cash used in
    investing activities                 (10,142)      6,624)        (192,792)

                                NIGHTINGALE, INC.
                          (A Development Stage Company)

                       Statement of Cash Flows - Continued

                                                                Cumulative
                                                                Amounts
                                                                From
                                            1995      1994      Inception

Cash flows from financing activities:
    Increase advances from related party    8,401   19,011           89,059
    Proceeds from common stock units
      subscribed                               -       -            200,000
    Increase in offering costs                 -       -            (22,983)
    Proceeds from issuance of common
      stock                                    -       -             20,600

         Net cash provided by
         financing activities               8,401   19,011          286,676

         Net increase (decrease) in cash      (92)    (186)             340

Cash, beginning of period                     432      618                -

Cash, end of period                          $340      432              340

Supplemental disclosure of cash flow information:

    Interest paid                           $  -         -              -

    Income taxes paid                        $357       15             572

See accompanying notes to financial statements.

                                NIGHTINGALE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                                December 31, 1995

(1) Organization

     The Company filed articles of incorporation October 8, 1987 to purchase, sell and invest in new products, technologies and businesses of any and all types and kinds. However, the Company was not legally organized until January 9, 1988 (date of inception) when $1,000 of total consideration was paid into the Company. The Company has not commenced planned principle operations and is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

(2) Significant Accounting Principles

    Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

    Organization costs

     Costs relating to the organization of the Company have been capitalized and are amortized over 60 months on a straight-line method.

    Income (Loss) Per Common Share

     Income (loss) per share of common stock is calculated based on the weighted average number of shares outstanding during the period. The stock warrants were excluded from the calculation since they would be antidilutive.

    Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Concentration of Credit Risk

     The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(3) Common Stock Units Subscribed and Restricted Cash

     The Company has closed but not completed a public offering on Form S-18 in accordance with the Securities Act of 1933 of 2,000,000 units as of September, 1989. Each unit consists of one share of the Company's common stock, one "A" warrant and one "B" warrant. Each "A" warrant allows the holder to purchase one share of the Company's common stock at a price of $.25 per share of common stock beginning thirty days after the close of this offering. Each "B" warrant allows the holder to purchase one share of the Company's common stock at a price of $.50 per share beginning thirty days after the close of this offering. During 1995, the Company extended the expiration date of both the "A" warrants and "B" warrants to December 31, 1996. Under terms of the offering, the Company placed in escrow $140,000 which approximated 80% of the net offering proceeds. The cash will remain in escrow until the Company can specifically allocate the use of the proceeds. At the time of the allocation of the proceeds a post-effective amendment will be filed. At the time of the post-effective amendment, the investors in the common stock units must be given twenty days to ratify or rescind their investment. Investors who choose to rescind their investment will receive a pro rata refund of all offering proceeds. However, should enough investors request a refund such that the net tangible asset value of the Company after the refund would be less than seventy-five thousand dollars ($75,000) the Company shall make a pro rata refund of all unused offering proceeds to investors. The shares were sold for $.10 per share.

(4) Related Party Transactions

     The Company has entered into an oral agreement with its president providing for the use of a portion of his home as a temporary office for the Company until such time as the Company needs additional facilities. The Company will not pay rent for the use of such facilities.

     The Company received advances from officers, stockholders and entities they control. As of December 31, 1995 $89,059 was due to related parties with no repayment terms and interest at 10%. Accrued interest due to related parties totaled $18,470 at December 31, 1995.

                                NIGHTINGALE, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements - Continued


(5)      Income Taxes

     The difference between income taxes at statutory rates for 1995 and 1994 and the amount presented in the financial statements is the increase in the tax valuation allowance of approximately $5,000, which offsets the income tax benefit of the operating loss.

     Deferred tax assets at December 31, 1995 is as follows:

                                                    1995                1994

         Operating loss carry forwards           $ 32,000             30,000
         Valuation allowance                      (32,000)           (30,000)

                                                 $   -                   -

     The Company has net operating loss carry forwards of approximately $115,000 which expire in the years 2002 through 2008. The amount of net operating loss carry forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carry forward can be utilized and any significant changes in the ownership of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not experienced any disagreement with its accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    A.   Identification of Directors and Executive Officers

     The following individuals are the current officers and directors of the Company and will serve for one year or until their respective successors are elected and qualified. They are:

             Name             Age                 Position

          William Grilz       37                  President/Chairman of the
                                                  Board of Directors

          Michael Hendry      44                  Director

          David Knudson       36                  Secretary/Treasurer/Director

     William Grilz. Mr. Grilz has been a Secondary School teacher in Ogden, Utah since 1981. He has been assistant marketing and promotion director of Weber State College in Ogden, Utah since 1985. Mr. Grilz earned his Bachelor of Science Degree in Physical Education from Weber State College in 1981, and his Master's Degree in Education from Utah State University in 1986. He received his K-12 Administration Degree in1996 from Utah State University.

     Michael Hendry. Mr. Hendry is, and has been since 1979, the President of Mountain View Title & Escrow Co., a privately held firm located in Ogden, Utah. From 1976 to 1979, Mr. Hendry was a title searcher and examiner at Western States Title, located in Salt Lake City, Utah. Mr. Hendry earned a Bachelor's degree from Utah State University where he majored in marketing. He has been the president of the Utah Land Title Association since 1987. The Utah Land Title Association is a title industry non-profit association.

     David Knudson. Mr. Knudson has worked as a business consultant since 1985. He earned his B.S. Degree in Finance from Weber State College in 1984 and a B.S. Degree in Information Systems and Technologies at Weber State University in
1995. He has been an officer and director of several small publicly-held "blind-pool" companies. Mr. Knudson is also employed as an adjunct professor and from 1992 to 1995 was employed as a computer information systems consultant at Weber State University.

     B. Significant Employees and Promoters. There are no significant employees of the Company. Shareholder Mark A. Scharmann may be deemed a promoter of the Company. Mr. Scharmann has been a private investor and business consultant since 1981. Mr. Scharmann became involved in the consulting business following his compilation and editing in 1980 of a publication called Digest of Stocks Listed on the Intermountain Stock Exchange. In 1981 he compiled and edited an 800 page publication called the OTC Penny Stock Digest. Mr. Scharmann has rendered consulting services to public and private companies regarding reverse acquisition transactions and other matters. Mr. Scharmann was vice president of OTC Communications, Inc. from March 1984 to January 1987. From 1982 to 1995, he was the president of Royal Oak Resources Corporation. Mr. Scharmann is the President of Norvex, Inc., a blank check company. Mr. Scharmann has assisted the Company in looking for and analyzing potential acquisitions. Mr. Scharmann has been an officer and director of several blind pool companies.

    C.  Family Relationships. None.

    D.  Other:  Involvement in Certain Legal Proceedings

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

    E.  Compliance with Section 16(a).

    The Company is not subject to Section 16 of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer.



                           SUMMARY COMPENSATION TABLE
                                    Long Term Compensation

                      Annual Compensation               Awards       Payouts

(a)             (b)         (c)          (d)       (e)          (f)             (g)            (h)          (i)
Name and                                          Other                                                  All Other
Position        Year      Salary        Bonus    sation($)    Stock Award($)    SAR's (#)   Payouts($)  Compensation($)

William Grilz   1995     $1,124    $ -0-          $ -0-       $-0-              -0-            -0-       -0
President, CEO  1994     $-0-      $ -0-          $ -0-       $-0-              -0-            -0-       -0
and Chairman    1993     $580      $ -0-          $ -0-        -0-              -0-            -0-       -0-





     No options, stock appreciation rights or long-term incentive plan awards were issued or granted to the Company's chief executive officer during the fiscal years ended December 31, 1995, 1994 and 1993. As of December 31, 1995, the end of the Company's last fiscal year, the Company's management owned no options or stock appreciation rights. Accordingly, no tables relating to such items have been included in this Item 10. However, an option was issued to another officers/director of the Company. (See Item 11, footnote 2, page 22).

     Each officer and director will be paid a maximum of $20 per hour for actual hours devoted to the Company's business, estimated not to exceed an aggregate of $5,000 per year for all officers as a group. Officers and directors will be reimbursed for actual out-of-pocket expenses incurred on behalf of the Company. It is currently estimated that officer and director compensation will not exceed the rate of $5,000 per year for all officers and directors as a group, until such time as the Company may require full or extensive time commitments from any officer or director. Except as noted above, the Company has no agreement or understanding, express or implied, with any officer or director or any other person regarding employment with the Company or compensation for services. For the year ended December 31, 1995, the Company has paid no compensation to management or outside consultants for services rendered to the Company.

     The Company has no retirement, pension, profit sharing or insurance or medical reimbursement plans covering its officers and directors and does not contemplate implementing any such plan at this time.

     No advances have been made or are contemplated by the Company to any of its officers or directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    A.  Security Ownership of Certain Beneficial Owners

     The following persons are known to the Company to be the beneficial owner of more than 5 percent of the Company's voting stock as of September 30 1996:


                                         Number of
                                         Shares
     Name                                 Owned         Percent

William Grilz(1)(2)                       125,000       12.50%
2232 Eastwood Blvd.
Ogden, UT  84403
 President/Director

                                        Number of
                                         Shares
     Name                                 Owned         Percent

Michael Hendry(1)(2)                    200,000         20.00%
1862 East 1900 North
Layton, UT  84040
 Director

David Knudson (1)(3)                      -0-              0%
2331 East 1200 North
Layton, UT 84040
 Secretary/Director

Mark Scharmann(2)                       625,000        62.50%
1661 Lakeview Circle
Ogden, UT  84403

A. O. Headman, Jr.(2)                    50,000        5.00%
960 Northcliffe Drive
Salt Lake City, UT 84103

ALL OFFICERS AND DIRECTORS
AS A GROUP (3 INDIVIDUALS)              325,000     32.500%

ALL SHAREHOLDERS AS A                 1,000,000     100.00%
GROUP


     (1) These individuals are the officers and directors of the Company and may be deemed "parents" and "promoters" of the Company as those terms are defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

     (2) There are currently 1,000,000 shares of the Company's common stock issued and outstanding. In addition to the shares owned by the above-listed shareholders, such shareholders each own one Class "A" Warrant and one Class "B" Warrant for each share of common stock owned. The Class "A" Warrants are exercisable at $.25 per shares and the Class "B"Warrants are exercisable at $.50 per share Although these warrants are currently exercisable, there is no market for the Company's common stock and therefore, there is no current value to such Warrants and it is unlikely that they will be exercised until and unless there is a public market.

     (3) The Company has granted Mr. Knudson an option to purchase 100,000 shares of the Company's common stock at a price of $.10 per share. Such option expires December 31, 1997.

     All shares are held beneficially and of record and each record shareholder has sole voting and investment power. The Company sold 2,000,000 Units of its securities in its public offering. However, pursuant to Rule 11.1 as adopted by the Utah Securities Division, none of such Units have been issued. (See "Item 1
- Business.")

     B. Security Ownership of Management. See Item 11(a) above.

     C. Changes in Control. No changes in control of the Company are currently contemplated, except as described in Item 1. The Company is seeking mergers or acquisitions which, when consummated, will result in a change of control of the management of the Company as well as a change in the voting control of the outstanding securities of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Since 1993, the Company has borrowed money from Troika Capital Investment, Inc. As of December 31, 1995, the amount due Troika Capital Investment, Inc. for principal and interest was $107,529.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

   A.   Exhibits.

     3.1 Certificate of Incorporation - incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18 (SEC File No. 33-23429-D)

     3.2 Bylaws - incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18 (SEC File No. 33-23429-D).

     B. Form 8-K. In December 1995 the Company filed a Form 8-K in connection with the extension of the exercise period of its Class "A" and Class "B" Common Stock Purchase Warrants to December 31, 1996.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NIGHTINGALE, INC.


                                      By /s/ William Grilz
                                         William Grilz
                                         Principal Executive Officer


                                      By /s/ David Knudson
                                         David Knudson
                                         Secretary/Treasurer
                                         Principal Financial Officer

Dated: September 30, 1996


     Pursuant to the requirements of the Securities Act of 1934, this Disclosure Statement has been signed by the following persons in the capacities and on the dates indicated:

    Signature                     Title                     Date


/s/ William Grilz               President               September 30, 1996
    William Grilz               and Director


/s/ Michael Hendry              Director                September 30, 1996
    Michael Hendry


/s/ David Knudson               Secretary/Treasurer     September 30, 1996
    David Knudson               and Director

[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM NIGHTINGALE, INC'S DECEMBER 31, 1995 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                              DEC-31-1995
[PERIOD-END]                                   SEPT-30-1996
[CASH]                                         340
[SECURITIES]                                     0
[RECEIVABLES]                                    0
[ALLOWANCES]                                     0
[INVENTORY]                                      0
[CURRENT-ASSETS]                           191,782
[PP&E]                                           0
[DEPRECIATION]                                   0
[TOTAL-ASSETS]                             191,782
[CURRENT-LIABILITIES]                      285,782
[BONDS]                                          0
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                      0
[COMMON]                                 1,000,000
[OTHER-SE]                                       0
[TOTAL-LIABILITY-AND-EQUITY]               191,782
[SALES]                                          0
[TOTAL-REVENUES]                            10,142
[CGS]                                            0
[TOTAL-COSTS]                               18,273
[OTHER-EXPENSES]                                 0
[LOSS-PROVISION]                            (8,131)
[INTEREST-EXPENSE]                               0
[INCOME-PRETAX]                                  0
[INCOME-TAX]                                   357
[INCOME-CONTINUING]                              0
[DISCONTINUED]                                   0
[EXTRAORDINARY]                                  0
[CHANGES]                                        0
[NET-INCOME]                                   340
[EPS-PRIMARY]                                 (.00)
[EPS-DILUTED]                                 (.00)