Form 10QSB
period 1996-03-31
NIGHTINGALE INC
filed 1996-10-04
CIK 837296

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1996

                         Commission File No. 33-23429-D


                                NIGHTINGALE, INC.
       (Exact name of Small Business Issuer as specified in its charter)



               Utah                                  87-044988-8
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation of organization)            Identification Number)


                      2232 Eastwood Blvd., Ogden, UT 84403
                    (Address of principal executive offices)


         Registrant's telephone no., including area code: (801) 479-0742


                                    No Change
         Former name, former address, and former fiscal year, if changed since last report.


          Common Stock outstanding at March 31, 1996 - 1,000,000 shares of $.001 par value Common Stock.


 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X      No     .

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                                NIGHTINGALE, INC.


                      For the Quarter ended March 31, 1996.



     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                                                                  Page of
                                                                Form 10-QSB

Item 1.  Financial Statements:

     Balance Sheet--March 31, 1996                                    3

     Statements  of  Operations--for  the three  months ended March 31, 1996 and
     March 31, 1995                                                   4

     Statements  of Cash  Flows--for  the three  months ended March 31, 1996 and
     March 31, 1995                                                   5

     Notes to Financial Statements                                    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    8

                           PART II - OTHER INFORMATION

                                                                 Page

Item 1.  Legal Proceedings                                         10

Item 2.  Changes in the Securities                                 10

Item 3.  Defaults Upon Senior Securities                           10

Item 4.  Results of Votes of Security Holders                      10

Item 5.  Other Information                                         10

Item 6(a).  Exhibits                                               10

Item 6(a).  Reports on Form 8-K                                    10

                                NIGHTINGALE, INC.
                          (A Development Stage Company)

                                  Balance Sheet

                                 March 31, 1996
                                   (Unaudited)


         Assets

         Current assets:
           Cash                                      $        345
           Restricted cash in escrow                      193,825

                 Total assets                            $194,170


         Liabilities and Stockholders' Deficit

         Current liabilities:
          Accounts payable and accrued liabilities       $ 21,915
         Advances from related party                       89,709
         Common stock units subscribed                    177,017

         Total current liabilities                        288,641

         Stockholders' deficit:
         Common stock - par value $.001 per share.
         Authorized 100,0013,000 shares; issued
         and outstanding 1,000,000 shares                   1,000
                    Additional paid-in capital             19,600
         Deficit accumulated during the
         development stage                               (115,071)

         Total stockholders' deficit                      (94,471)

         Total liabilities and
         stockholders' deficit                          $ 194,170



See accompanying notes to financial statements.

                               NIGHTINGALE, INC.
                         (A Development Stage Company)

                            Statement of Operations
                                  (Unaudited)

                                                                    Cumulative
                                      Three Months Ended              Amounts
                                            March 31                   From
                                        1996         1995           Inception

Revenue - interest                     $2,383       2,996              58,087

Expenses:
 General and administrative expenses    2,854       3,904             173,158

          Loss before income taxes       (471)       (908)           (115,071)

Income tax expense                          -           -                  -

             Net loss                  $ (471)       (908)           (115,071)

Loss per share (note 1)                $(.000)      (.001)              (.118)

Weighted average number of shares
  outstanding                       1,000,000   1,000,000             971,667


See accompanying notes to financial statements.

                               NIGHTINGALE, INC.
                         (A Development Stage Company)

                            Statement of Cash Flows
                                  (Unaudited)


                                                                     Cumulative
                                            Three Months Ended         Amounts
                                                 March 31,              From
                                           1996           1995        Inception

Cash flows from operating activities:
 Net loss                                 $(471)          (908)       (115,071)
 Adjustments to reconcile net (loss)
     to net cash (used in) operating
  activities:
    Amortization                           -               -             1,350
    Increase in:
    Accounts payable and accrued
     liabilities                          2,209          2,904          21,915

      Net cash provided by (used in)
        operating  activities             1,738          1,996        (91,806)

Cash flows from investing activities:
  Increase in notes receivable -
    related parties                        -              -           (74,282)
  Increase in organization costs           -              -            (1,350)
  Payment of notes receivable -
    related parties                        -              -            74,282
Increase in restricted cash in
    escrow                               (2,383)        (2,496)      (193,825)

        Net cash (used in)
          investing activities           (2,383)        (2,496)      (195,175)

                               NIGHTINGALE, INC.
                         (A Development Stage Company)

                      Statement of Cash Flows - Continued
                                  (Unaudited)

                                                                      Cumulative
                                            Three Months Ended          Amounts
                                                 March 31,               From
                                            1996          1995         Inception



Cash flows from financing activities:
 Proceeds from common stock units
  subscribed                                 -             -            200,000
 Proceeds from issuance of stock             -             -             20,600
 Increase in offering costs                  -             -            (22,983)
 Increase in advances from related party    650           500            89,709

                   Net cash provided by
                   financing activities     650           500           287,326

                   Net increase in cash       5            -                345

Cash, beginning of period                   340           432                 -

Cash, end of period                        $345           432               345

Supplemental disclosure of cash flow
   information:

         Interest paid                     $ -             -                  -

         Income taxes paid                 $ -             -                572




See accompanying notes to financial statements.

                                NIGHTINGALE, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements






(1) The unaudited financial statements include the accounts of Nightingale, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1996 and the results of operations and changes in financial position for the three month periods ended March 31, 1996 and 1995, and cumulative amounts since inception. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year.


(2) Loss per common share is based on the weighted average number of shares outstanding during the period.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company was formed for the purpose of investing in any and all types of assets, properties and businesses. At the time of its formation, the Company issued 1,000,000 shares of its Common Stock to its initial shareholders, together with a 1,000,000 Class "A" Warrants exercisable at $.25 per share and 1,000,000 Class B Warrants exercisable at $.50 per share. On September 28, 1988, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18. The Registration Statement was for an offering of 2,000,000 Units of Common Stock at $.10 per Unit. Each Unit consisted of one share of Common Stock, one Class "A" Common Stock Purchase Warrant and one Class "B" Common Stock Purchase Warrant. The offering was a "blind pool" or "blank check" offering.

     The offering was formally closed on October 6, 1989. The offering was registered for sale in the State of Utah and therefore, the Company was and is required to comply with Rule 164-11-1 as promulgated by the Utah Securities Division. Such Rule prohibits the issuance of shares, the secondary trading of the Company's securities and the expenditure of more than 20 percent of the net offering proceeds without first giving subscribers a rescission offering in connection with an acquisition.

Rule 164-11-1 As Promulgated by the Utah Securities Division

     The offering was registered for sale in several states including the State of Utah. Therefore, the offering and the Company was, and is, subject to Rule 164-11-1 as promulgated by the Utah Securities Division. Rule 164-11-1 is applicable to offerings in which eighty percent (80%) or more of the net offering proceeds are not specifically allocated. Following the close of offerings subject to Rule 164-11-1, a company subject to the Rule is required to maintain a minimum of eighty percent (80%) of the net offering proceeds in an escrow account until such time as it can specifically allocate the use of proceeds. At such time as the offering proceeds can be specifically allocated, the Company must file additional information with the Utah Securities Division disclosing the use of proceeds and deliver such information to the investors purchasing shares in this offering.

     At the time that the additional documentation concerning the use of proceeds is filed with the Utah Securities Division, Rule 1164-11-1 requires that investors in the offering be given no less than twenty (20) days to ratify or rescind his or her investment. Investors who elect to rescind the purchase shall receive a pro rata refund of all offering proceeds. However, should enough investors request a refund such that net tangible asset value of the Company after the refund would be less than $75,000, the Company will offer a pro rata refund of all unused offering proceeds to investors. Therefore, if sufficient numbers of investors elect to rescind, it is possible that rescinding investors will not receive 100% of the amount invested. A company subject to the Rule is entitled to use, a substantial portion of the gross offering proceeds for underwriting commissions, offering expenses and operating cost regardless of investors' rescission rights.

     Rule 164-11-1 also prohibits the issuance of securities, the delivery of stock certificates or the secondary trading of the Company's stock until the offering proceeds have been released to the Company subsequent to the rescission offering.

     The Company will also be required to file a post-effective amendment to its Registration Statement on file with the Securities and Exchange Commission setting forth current information before soliciting shareholders regarding rights to rescission.

     A total of 2,000,000 Units of the Company's securities were subscribed for and gross offering proceeds were $200,000. Net offering proceeds for purposes of Rule 11.1 were $175,000. Pursuant to Rule 164-11-1, 80% of the net offering proceeds, or $140,000 was deposited into a Rule 11.1 Escrow Account. As a result of accrued interest, this amount had increased to $193,825 as of March 31, 1996. The escrowed amount may not be used by the Company until such time as Rule 164-11-1 as complied with.

     Liquidity and Capital Resources. Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization and from the sale of stock in its public offering. As of March 31, 1996, the Company had unrestricted cash of $325.00 and cash in the Rule 164-11-1 Escrow Account of $193,825. As of December 31, 1995, the Company had unrestricted cash of $340 and escrowed cash of $191,442. The Company's total liabilities amounted to $288,641 as of March 31, 1996, of which $177,017 was attributed to common stock Units subscribed. The Company's total liabilities amounted to $285,782 as of December 31, 1995, of which $177,017 was attributed to common stock units subscribed. The Company presently has no other resources. The Company is presently seeking potential acquisitions of private companies, technologies, or product distribution rights. Management believes that any acquisition will be made by issuing shares of the Company's authorized but unissued common stock. The Company's liquidity, capital resources, and financial statements will be significantly different subsequent to the consummation of any acquisition. The Company's operating expenses have been covered by advances from affiliates in recent months. However, there can be no assurance that the Company's affiliates will continue to fund operating costs in the future.

     The Company has been required to borrow funds from its affiliates in order to fund its general and administrative costs. As of March 31, 1996, such affiliates had loaned $111,624 to the Company which has been used to fund the Company's legal fees, accounting fees, filing fees, travel expenses and other administrative costs. The Company must continue to borrow funds in order to fund its costs of operations until such time, if ever, it effects a merger or acquisition transaction. There can be no assurance that the Company will be able to borrow additional funds from such affiliates or from any other persons. If the Company is not able to borrow additional funds as needed, it will not be able to fund its costs of operations.

     Results of Operations. The Company has not commenced any operations except for the preliminary investigation of potential acquisitions. The Company's assets, consisting primarily of cash, is on deposit in various interest bearing and non-interest bearing accounts pending the consummation of any acquisition. For the three months ended March 31, 1996, the Company had revenues of $2,383, expenses of $2,854 and a net loss of $471. For the three months ended March 31, 1995, the Company had revenues of $2,996, expenses of $3,904 and a net loss of $908. The Company will likely not have any revenues except for interest unless and until it is able to close an acquisition or merger transaction.

                           PART II - OTHER INFORMATION

Item 1.Legal Proceedings. To the best knowledge of the officers and directors, neither the Company nor any of its officers and directors are party to any legal proceeding or litigation. The officers and directors know of no such litigation being threatened or contemplated.

Item 2.    Changes in the Rights of the Company's Security Holders.  None.

Item 3.    Defaults by the Company on its Senior Securities.  None.

Item 4.    Submission of Matters to Vote of Security Holders.  None.

Item 5.    Other Information.  None.

Item 6(a). Exhibits.  None.

Item 6(b). Reports on Form 8-K.  None.

------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: October 2, 1996                  NIGHTINGALE, INC.

                                  By
                                       William Grilz
                                       President
                                       Principal Executive Officer


                                  By
                                       David Knudson
                                       Treasurer
                                       Principal Financial Officer