Form 10QSB
period 1996-06-30
NIGHTINGALE INC
filed 1996-10-07
CIK 837296

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1996

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


                                 (801) 479-0742
                Registrant's telephone no., including area code:

                                    No Change
         Former name, former address, and former fiscal year, if changed since last report.


          Common Stock outstanding at June 30, 1996 - 1,000,000 shares of $.001 par value Common Stock.

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


                      For the Quarter ended June 30, 1996.


     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                         PART I - FINANCIAL INFORMATION
                                                                Page of
                                                              Form 10-QSB

Item 1.  Financial Statements;

       Balance Sheet--June 30, 1996. . . . . . . . . . . . . . .3

       Statements of Operations--for the three months and six
       months ended June 30, 1996 and June 30, 1995. . . . . . .4

       Statements of Cash Flows--for the six months
       ended June 30, 1996 and June 30, 1995 . . . . . . . . . .5

       Notes to Financial Statements . . . . . . . . . . . . . .7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations . . . . . . . . . . . . . . ..8

                           PART II - OTHER INFORMATION
                                                             Page

Item 1.  Legal Proceedings10

Item 2.  Changes in the Securities                             11

Item 3.  Defaults Upon Senior Securities                       11

Item 4.  Results of Votes of Security Holders                  11

Item 5.  Other Information                                     11

Item 6(a).  Exhibits                                           11

Item 6(a).  Reports on Form 8-K                                11

                               NIGHTINGALE, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                  June 30, 1996
                                   (Unaudited)


    Assets


Current assets:
  Cash                                                        $110
  Restricted cash in escrow                                   196,192

  Total current assets                                        196,302


  Liabilities and Stockholders' (Deficit)

  Current liabilities:
  Accounts payable and accrued liabilities                   $ 24,313
  Advances from related party                                  91,509
  Common stock units subscribed                               177,017

  Total current liabilities                                   292,839

  Stockholders' deficit:
  Common stock - par value $.001 per share.
  Authorized 100,000,000 shares; issued
  and outstanding 1,000,000 shares                              1,000
  Additional paid-in capital                                   19,600
  Deficit accumulated during the
  development stage                                         (117,137)

  Total stockholders' deficit                                (96,537)

  Total liabilities and
  stockholders' deficit                                     $196,302

See accompanying notes to financial statements.

                                NIGHTINGALE, INC.
                          (A Development Stage Company)

                             Statement of Operations
                                   (Unaudited)

                                                                      Cumulative
                              Three Months Ended     Six Months Ended   Amounts
                                   June 30,             June 30,           From
                               1996         1995     1996      1995   Inception


Revenue - interest              2,368      2,569     4,751    5,565      60,455

General and administrative
  expenses                      4,434      3,951     7,288    7,855     177,592

Loss before income taxes       (2,066)    (1,382)   (2,537)  (2,290)   (117,137)

Income tax expense                 -         -        -          -         -

Net loss                      $(2,066)    (1,382)   (2,537)  (2,290)   (117,137)

Loss per share                 $(.002)     (.001)    (.003)   (.002)      (.120)

Weighted average number of
  shares outstanding        1,000,000  1,000,000  1,000,000 1,000,000  972,5000


See accompanying notes to financial statements.

                                NIGHTINGALE, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)

                                                                    Cumulative
                                                 Six Months Ended     Amounts
                                                    June 30,           From
                                                1995       1995      Inception

Cash flows from operating activities:
   Net loss                                $(2,537)       (2,290)     (117,137)
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
  Amortization                                  -             -          1,350
  Increase in:
    Accounts payable and accrued
     liabilities                             4,607        3,830         24,313

  Net cash
  provided by (used in)
  operating activities                       2,070        1,540       (91,474)


Cash flows from investing activities:
   Increase in notes receivable -
     related parties                            -           -        (74,282)
   Increase in organization costs               -           -         (1,350)
   Payment of notes receivable
     related parties                            -           -         74,282
   Increase in restricted cash in
     escrow                                 (4,750)      (5,065)    (196,192)

  Net cash used in
  investing activities                      (4,750)      (5,065)    (197,542)

                                NIGHTINGALE, INC.
                          (A Development Stage Company)

                       Statement of Cash Flows - Continued
                                   (Unaudited)


                                                                    Cumulative
                                              Six Months Ended       Amounts
                                                  June 30,             From
                                              1996        1995       Inception

Cash flows from financing activities:
    Proceeds from common stock units
     subscribed                                -           -            200,000
    Proceeds from issuance of stock            -           -             20,600
    Increase in offering costs                 -           -            (22,983)
    Increase in advances from related
      party                                    2,450       3,100         91,509

  Net cash provided by
  financing activities                         2,450       3,100        289,126

  Net increase (decrease) in cash               (230)       (425)           110

Cash, beginning of period                        340         432              -

Cash, end of period                             $110           7            110

Supplemental disclosure of cash flow
  information:
  Interest paid                               $ -           -                 -

  Income taxes paid                           $ -           -               215



See accompanying notes to financial  statements.

                                NIGHTINGALE, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


(1) The unaudited financial statements include the accounts of Nightingale, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1996 and the results of operations and changes in financial position for the three month and six month periods ended June 30, 1996 and 1995, and cumulative amounts since inception. The results of operations for the three months and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year.

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

     A total of 2,000,000 Units of the Company's securities were subscribed for and gross offering proceeds were $200,000. Net offering proceeds for purposes of Rule 11.1 were $175,000. Pursuant to Rule 164-11-1, 80% of the net offering proceeds, or $140,000 was deposited into a Rule 11.1 Escrow Account. The escrowed amount may not be used by the Company until such time as Rule 164-11-1 is complied with.

     Liquidity and Capital Resources. Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization and from the sale of stock in its public offering. As of June 30, 1996, the Company had unrestricted cash of $110 and restricted cash in the Rule 164-11-1 Escrow Account of $196,192. As of December 31, 1995, the Company had unrestricted cash of $340 and escrowed cash of $191,442. The Company's total liabilities amounted to $292,839 as of June 30, 1996, of which $177,017 was attributed to common stock Units subscribed. The Company's total liabilities amounted to $285,782 as of December 31, 1995, of which $177,017 was attributed to common stock units subscribed. The Company presently has no other resources. The Company is presently seeking potential acquisitions of private companies, technologies, or product distribution rights. Management believes that any acquisition will be made by issuing shares of the Company's authorized but unissued common stock. The Company's liquidity, capital resources, and financial statements will be significantly different subsequent to the consummation of any acquisition. The Company's operating expenses have been covered by advances from affiliates in recent months. However, there can be no assurance that the Company's affiliates will continue to fund operating costs in the future.

     The Company has been required to borrow funds from its affiliates in order to fund its general and administrative costs. As of June 30, 1996, such affiliates had loaned $115,822 to the Company which has been used to fund the Company's legal fees, accounting fees, filing fees, travel expenses and other administrative costs. The Company must continue to borrow funds in order to fund its costs of operations until such time, if ever, it effects a merger or acquisition transaction. There can be no assurance that the Company will be able to borrow additional funds from such affiliates or from any other persons. If the Company is not able to borrow additional funds as needed, it will not be able to fund its costs of operations.

     Results of Operations. The Company has not commenced any operations except for the preliminary investigation of potential acquisitions. The Company's assets, consisting primarily of cash, is on deposit in various interest bearing and non-interest bearing accounts pending the consummation of any acquisition. For the three months ended June 30, 1996, the Company had revenues of $2,368 expenses of $4,434 and a net loss of $2,006. For the three months ended June 30,

1995, the Company had revenues of $2,569 expenses of $3,951 and a net loss of $1,382. For the six months ended June 30, 1996, the Company had revenues of $4,751 expenses of $7,288 and a net loss of $2,537. For the six months ended June 30, 1995, the Company had revenues of $5,565 expenses of $7,855 and a net loss of $2,290. The Company will likely not have any revenues except for interest unless and until it is able to close an acquisition or merger transaction.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, neither the Company nor any of its officers and directors are party to any legal proceeding or litigation. The officers and directors know of no such litigation being threatened or contemplated.

Item 2.    Changes in the Rights of the Company's Security Holders.  None.

Item 3.    Defaults by the Company on its Senior Securities.  None.

Item 4.    Submission of Matters to Vote of Security Holders.  None.

Item 5.    Other Information.  None.

Item 6(a).    Exhibits.  None.

Item 6(b).    Reports on Form 8-K.  None.

----------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: October 3, 1996                  NIGHTINGALE, INC.



                                  By /s/ William Grilz
                                     William Grilz
                                     President
                                     Principal Financial Officer
                                     Principal Executive Officer



     11