Form 10KSB/A
period 1995-12-31
NIGHTINGALE INC
filed 1996-12-06
CIK 837296

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                   FORM 10-KSB/A
                               ------------------


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-23429-D
                               ------------------


                                NIGHTINGALE, INC.
           (Name of Small Business Issuer as specified in its charter)
              Utah                                           87-044988-8
        ----------------------                          ------------------
      (State or other jurisdiction of                      (I.R.S. employer
       incorporation or organization)                     identification No.)
       2232 Eastwood Blvd.                                       84403
       Ogden, Utah 84403                                      (Zip Code)
     (Address of principal executive offices)

           Issuer's telephone number, including area code:  (801) 479-0742
                              ------------------


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Issuer's revenues for the fiscal year ending December 31, 1995 were $10,142.

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

     The only  amendment  made to this  document is with respect to the attached
Exhibit 27, which was erroneously filed in the initial Form 10-KSB.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

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