Form 10KSB
period 1996-12-31
NIGHTINGALE INC
filed 1997-04-14
CIK 837296

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                    ------------


                                     FORM 10-KSB
                                    ------------


              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1996

                                         OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                          Commission file number 33-23429-D
                                     ------------


                                  NIGHTINGALE, INC.
             (Name of Small Business Issuer as specified in its charter)


                  Utah                                 87-044988-8
             ------------                              ------------
     (State or other jurisdiction of                (I.R.S. employer
      incorporation or organization)                 identification No.)
          2232 Eastwood Blvd.                              84403
           Ogden, Utah 84403                             (Zip Code)
 (Address of principal executive offices)

           Issuer's telephone number, including area code:  (801) 479-0742
                                  ------------


     Securities registered pursuant to Section 12(b) of the Exchange Act:  None

     Securities registered pursuant to Section 12(g) of the Exchange Act:  None


      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.Yes X No.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Issuer's revenues for the fiscal year ending December 31, 1996 were $9,661.

      As of the date hereof, there is no public market for the Registrant's securities. The Registrant has closed its public offering but, pursuant to Rule 164-11-1 as promulgated by the Utah Securities Division, no securities sold in the public offering have been issued. The number of shares outstanding of the Registrant's sole class of common stock, as of December 31, 1996, and as of April 9, 1997, is 1,000,000 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

      Nightingale, Inc. (the 'Company") was formed for the purpose of investing in any and all types of assets, properties and businesses. The Company issued 1,000,000 shares of its Common Stock to its officers, directors and others for the aggregate sum of $20,600. On September 28, 1988, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18, filed by the Company. The Registration Statement was for an offering of 2,000,000 Units of Common Stock and Warrants at $.10 per Unit. Each Unit consisted of one share of Common Stock, one Class "A" Common Stock Purchase Warrant and one Class "B" Common Stock Purchase Warrant. The offering was a "blind pool" or "blank check" offering.

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

      The Company received a total of $200,000 from the sale of Units of its securities in its public offering. The Company deposited 80% of the net offering proceeds, or $140,000, in an escrow account pending compliance with Utah Rule 164-11-1. As of December 31, 1996, a total of $201,103 was held in the Rule 164-11-1 Escrow Account.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No meetings of the Company's shareholders were held during the fiscal year ending December 31, 1996

                                    PART II

ITEM 5. MARKET FOR THE Company'S COMMON STOCK AND WARRANTS AND RELATED SECURITY HOLDER MATTERS

Market for Common Stock. There is no public market for the Company's securities.

      Holders. The number of record holders of the Company's common stock as of December 31, 1996 and April 9, 1997, is 4. Pursuant to Rule 164-11-1 as adopted by the Utah Securities Division, no securities of the Company were issued to purchasers of the Units of Company offered in the public offering.

      Dividends. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

      Warrants. A total of 2,000,000 Units of the Company's Common Stock were subscribed for in the Company's public offering. Each Unit consisted of one share of Common Stock, $.001 par value, and one "A" Warrant to purchase one share of Common Stock at $.25 per share exercisable during a twelve month period commencing 30 days from the date of the closing of the offering, and ending twelve months thereafter, and one "B" Warrant to purchase one share of Common Stock at $.50 per share exercisable during an eighteen month period commencing 30 days from the date of the close of the offering and ending eighteen months thereafter. The offering was closed on September 28, 1989. The Warrants have been extended on several occasions and now expire on December 31, 1997. The Warrants cannot be exercised unless a current Registration Statement is in effect, of which there can be no assurance. The Company has the right to call the Warrants for redemption, in whole or in part, upon 30 days prior written notice at a price of $.001 per Warrant. If the Warrants are called for redemption, they may be exercised at any time prior to the close of business on the day preceding the date fixed for redemption. Any rights to purchase Common Stock subject to the Warrants will be forfeited to the extent such Warrants are not exercised prior to such date. The Common Stock and Warrants sold as Units pursuant to this offering are not transferable separately until the exercise period commences.

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

Liquidity and Capital Resources

      Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization less amounts expended for offering costs and operations to date. As of December 31, 1996, the Company had total assets of $201,328 which included $201,103 of restricted cash. Therefore, the Company had essentially no usable cash as of December 31, 1996 and is dependent upon loans and advances from its management and affiliates to fund its expenses pending the completion of an merger or acquisition. As of December 31, 1996, the Company owed affiliates $125,942. As a result of the Company's lack of liquid and useable capital, the company's affiliaes have loaned money to the Company on an as needed basis to fund professional fees, filing fees, travel costs and other costs of the Company. There can be no assurance that the Company's affiliates will continue to loan money to the Company for its expenses.

Results of Operations

      The Company has not commenced any active operations as of the date hereof, except for its search for suitable acquisition candidates. The Company's assets consist primarily of cash, which is on deposit in interest-bearing and non-interest bearing accounts. The only revenue generated by the Company since its inception is interest. The Company had interest income of $9,661 for the year ending December 31, 1996 compared with total interest income of $10,142 for the year ending December 31, 1995. Total expenses for the year ending December 31, 1996, were $17,861 as compared with $18,272 for the year ending December 31, 1995. The Company's expenses consist primarily of travel expenses and professional fees incurred in connection with proposed acquisitions. The Company had a net loss of $8,200 for the year ending December 31, 1996 compared with a loss of $8.131 for the year ending December 31, 1995.

Inflation

      The Company does not believe that inflation will negatively impact its business plans.


ITEM 7.  FINANCIAL STATEMENTS

                         Index to Financial Statements

Financial Statements

      Independent Accountants' Report - 1996

      Balance Sheet
        December 31, 1996

      Statement of Operations
        Years ended December 31, 1996 and 1995

      Statement of Changes in Stockholders' Deficit
        From Inception January 9, 1988 through December 31, 1996

      Statement of Cash Flows -
        Years ended December 31, 1996 and 1995

      Notes to Financial Statements

Financial Statement Schedules

      All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Nightingale, Inc.


We have audited the accompanying balance sheet of Nightingale, Inc. (a development stage company) as of December 31, 1996, and the related statements of operations, stockholders' deficit and cash flows for the two years then ended and cumulative amounts from January 9, 1988 (date of inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nightingale, Inc. (a development stage company) as of December 31, 1996, and the results of its operations and its cash flows for the two years then ended and cumulative amounts from January 9, 1988 (date of inception) through December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 6 to the financial statements, the Company has suffered recurring losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    TANNER + COMPANY

Salt Lake City, Utah
February 28, 1997

                           NIGHTINGALE, INC.
                     (A Development Stage Company)
                   Statement of Stockholders' Deficit
                               Continued


                                                           Balance Sheet

                                                       December 31, 1996
------------------------------------------------------------------------------






         Assets

Current assets:
   Cash                                                     $        225
   Restricted cash held in escrow                                201,103
                                                            ------------

            Total current assets                            $    201,328
                                                            ------------

------------------------------------------------------------------------

                                                            ------------
         Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued liabilities                 $        569
   Advances from related parties                                 125,942
   Common stock units subscribed                                 177,017
                                                            ------------

            Total current liabilities                            303,528

Stockholders' deficit:
   Common stock - par value $.001 per share.
     Authorized 100,000,000 shares; issued and
     outstanding 1,000,000 shares                                  1,000
   Additional paid-in capital                                     19,600
   Deficit accumulated during the development stage             (122,800)
                                                            ------------

            Total stockholders' deficit                         (102,200)
                                                            ------------

            Total liabilities and stockholders' deficit     $    201,328
                                                            ------------



------------------------------------------------------------------------------
See accompanying notes to financial statements.

                           NIGHTINGALE, INC.
                     (A Development Stage Company)
                   Statement of Stockholders' Deficit
                               Continued


                         Statement of Operations

             Years Ended December 31, and Cumulative Amounts
------------------------------------------------------------------------------






                                                             Cumulative
                                                              Amounts
                                        1996        1995        from
                                                             Inception
                                    ------------------------------------

Revenues - interest                 $      9,661$     10,142$     65,365

General and administrative expenses       17,861      18,273     188,165
                                    ------------------------------------

   Loss before income taxes               (8,200)     (8,131)   (122,800)

Income taxes                                   -           -           -
                                    ------------------------------------

   Net loss                         $     (8,200)$    (8,131)$  (122,800)
                                    ------------------------------------

Loss per share                      $      (.01)      $ (.01)    $  (.13)


                                    ------------------------------------

Weighted average shares                1,000,000   1,000,000     974,000
                                    ------------------------------------





------------------------------------------------------------------------------
See accompanying notes to financial statements.

                           NIGHTINGALE, INC.
                     (A Development Stage Company)
                   Statement of Stockholders' Deficit
                               Continued


                   Statement of Stockholders' Deficit
      January 9, 1988 (Date of Inception) Through December 31, 1996
------------------------------------------------------------------------------


                                                       Deficit
                                                        Accum-
                          Common Stock                  ulated
                                                       During the
                     ---------------------- Additional Develop-
                      Number of              Paid-In     ment
                       Shares    Par Value   Capital     Stage      Total

                     ------------------------------------------------------
Balance,
January 9, 1988           -     $    -      $    -     $    -     $    -

Common stock issued
for cash at $.02 per
share                  20,000        20         380         -         400

Common stock issued
for services at $.12
per share               5,000         5         595         -         600

Common stock issued
for cash at $.02 per
share                 975,000        975     18,625         -      19,600

Net loss                  -           -          -     (1,534)    (1,534)
                  ------------------------------------------------------

Balance,
December 31, 1988   1,000,000      1,000     19,600     (1,534)   19,066

Net loss                  -           -          -     (3,842)   (3,842)
                  ------------------------------------------------------

Balance,
December 31, 1989   1,000,000      1,000     19,600     (5,376)   15,224

Net loss                  -           -          -     (10,018)  (10,018)
                  ------------------------------------------------------

Balance,
December 31, 1990   1,000,000      1,000     19,600    (15,394)    5,206

Net loss                    -          -          -     (1,494)   (1,494)
                  ------------------------------------------------------




------------------------------------------------------------------------------
See accompanying notes to financial statements.

                           NIGHTINGALE, INC.
                     (A Development Stage Company)
                   Statement of Stockholders' Deficit
                               Continued

                          Common Stock                    Deficit
                      ______________________  Additional  Accumulated
                      Number of                Paid-In    During the
                       Shares      Par Value   Capital    Development   Total
                                                            Stage
                     __________________________________________________________

   Balance,
   December 31, 1991  1,000,000      1,000     19,600      (16,888)     3,712

   Net loss                   -          -          -      (25,203)   (25,203)
                    ----------------------------------------------------------

  Balance,
  December 31, 1992   1,000,000      1,000     19,600      (42,091)   (21,491)

  Net loss                    -          -          -      (46,300)   (46,300)
                    ----------------------------------------------------------

  Balance,
  December 31, 1993   1,000,000      1,000     19,600      (88,391)   (67,791)

  Net loss                    -          -          -      (18,078)   (18,078)
                    ----------------------------------------------------------

  Balance,
  December 31, 1994   1,000,000      1,000     19,600     (106,469)   (85,869)

  Net loss                    -          -          -       (8,131)    (8,131)
                    ----------------------------------------------------------

  Balance,
  December 31, 1995   1,000,000      1,000     19,600     (114,600)   (94,000)

  Net loss                    -          -          -       (8,200)    (8,200)
                    ----------------------------------------------------------

  Balance,            1,000,000   $1,000,000  $19,600     $(122,800) $(102,200)
December 31, 1996
                    ----------------------------------------------------------





------------------------------------------------------------------------------
See accompanying notes to financial statements.

                           NIGHTINGALE, INC.
                     (A Development Stage Company)
                   Statement of Stockholders' Deficit
                               Continued


                         Statement of Cash Flows

             Years Ended December 31, and Cumulative Amounts
------------------------------------------------------------------------------





                                                                    Cumulative
                                                                     Amounts
                                                                      from
                                               1996        1995     Inception
                                             ----------------------------------
Cash flows from operating activities:
   Net loss                                 $ (8,200)    $ (8,131)  $ (122,800)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Amortization                              -           -           1,350
      Increase (decrease) in accounts
        payable and accrued liabilities        (667)     9,780         19,039
                                             ----------------------------------
            Net cash provided by (used in)
            operating activities              (8,867)    1,649       (102,411)
                                             ----------------------------------

Cash flows from investing activities:
   Increase in advances from related parties  18,413     8,401         107,472
   Increase in restricted cash held in escr   (9,661)  (10,142)       (201,103)
   Increase in organization costs               -           -           (1,350)
                                      -----------------------------------------
            Net cash provided by (used in)
            investing activities               8,752    (1,741)        (94,981)
                                      -----------------------------------------

Cash flows from financing activities:
   Proceeds from commons stock units
     subscribed                                 -           -         200,000
   Increase in offering costs                   -           -         (22,983)
   Proceeds from issuance of common stock       -           -          20,600
                                      ----------------------------------------
            Net cash provided by
            financing activities                -           -         197,617
                                      ----------------------------------------

            Net increase (decrease) in cash  (115)        (92)          225



------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                   15

                           NIGHTINGALE, INC.
                     (A Development Stage Company)
                   Statement of Stockholders' Deficit
                               Continued


                                                             Cumulative
                                                               Amounts
                                                                from
                                         1996        1995     Inception
                                      ----------------------------------
Cash, beginning of period                 340         432          -
                                      ----------------------------------

Cash, end of period                   $   225      $  340      $  225
                                      ----------------------------------




------------------------------------------------------------------------------
See accompanying notes to financial statements.

                           NIGHTINGALE, INC.
                     (A Development Stage Company)
                   Statement of Stockholders' Deficit
                               Continued


                         Statement of Cash Flows
                                                               Continued

------------------------------------------------------------------------------





Supplemental disclosure of cash flow information:


                                                             Cumulative
                                                               Amounts
                                                                from
                                         1996        1995     Inception
                                      ----------------------------------

         Interest paid                $           $     -    $   9,213
                                      ----------------------------------

         Income taxes paid            $   120     $    357   $     692
                                      ----------------------------------






------------------------------------------------------------------------------
See accompanying notes to financial statements.

                           NIGHTINGALE, INC.
                     (A Development Stage Company)
                   Statement of Stockholders' Deficit
                               Continued


                      Notes to Financial Statements

                            December 31, 1996
------------------------------------------------------------------------------



1.  Organization

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


2. Significant Accounting Principles

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.


Income (Loss) Per Common Share

Income (loss) per share of common stock is calculated based on the weighted average number of shares outstanding during the period. Common stock equivalents are excluded from the calculation when they would be antidilutive.


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

                                  NIGHTINGALE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------




Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.


3. Common Stock Units Subscribed and Restricted Cash

The Company has closed but not completed a public offering on Form S-18 in accordance with the Securities Act of 1933 of 2,000,000 units as of September 1989. Each unit consists of one share of the Company's common stock, one "A" warrant and one "B" warrant. Each "A" warrant allows the holder to purchase one share of the Company's common stock at a price of $.25 per share of common stock beginning thirty days after the close of this offering. Each "B" warrant allows the holder to purchase one share of the Company's common stock at a price of $.50 per share beginning thirty days after the close of this offering. During 1995, the Company extended the expiration date of both the "A" warrants and "B" warrants to December 31, 1996. Under terms of the offering, the Company placed in escrow $140,000 which approximated 80% of the net offering proceeds. The cash will remain in escrow until the Company can specifically allocate the use of the proceeds. At the time of the allocation of the proceeds a post-effective amendment will be filed. At the time of the post-effective amendment, the investors in the common stock units must be given twenty days to ratify or rescind their investment. Investors who choose to rescind their investment will receive a pro rata refund of all offering proceeds. However, should enough investors request a refund such that the net tangible asset value of the Company after the refund would be less than seventy-five thousand dollars ($75,000) the Company shall make a pro rata refund of all unused offering proceeds to investors. The shares were sold for $.10 per share.

                                  NIGHTINGALE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------

4. Related Party Transaction

The Company has entered into an oral agreement with its president providing for the use of a portion of his home as a temporary office for the Company until such time as the Company needs additional facilities. The Company will not pay rent for the use of such facilities.

The Company received advances from officers, stockholders and entities they control. As of December 31, 1996 $98,259 was due to related parties with no repayment terms and interest at 10%. Accrued interest due to related parties totaled $27,683 at December 31, 1996.


5. Income Taxes

The difference between income taxes at statutory rates for 1996 and 1995 and the amount presented in the financial statements is the increase in the tax valuation allowance of approximately $3,000, which offsets the income tax benefit of the operating loss.

       Deferred tax assets consist of the following:

                                            1996        1995
                                        ------------------------

          Operating loss carryforward$     42,000    $ 39,000
          Valuation allowance             (42,000)    (39,000)
                                        ------------------------
                                          $    -     $    -
                                        ------------------------

The Company has net operating loss carryforwards of approximately $123,000 which begin to expire in 2002. The amount of net operating loss carryforward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized and any significant changes in the ownership of the Company.

                                 NIGHTINGALE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



6. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of significant losses, the excess of current liabilities over current assets, and stockholders' deficit, the Company's ability to continue as a going concern is dependent on attaining future profitable operations, and obtaining additional financial and/or capital.

As shown in the statement of operations, the Company had cumulative losses of $122,800 as of December 31, 1996. Management of the Company is currently following a plan to attempt to resolve these uncertainties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   A. Identification of Directors and Executive Officers

   The following individuals are the current officers and directors of the Company and will serve for one year or until their respective successors are elected and qualified. They are:

   Name             Age                        Position

William Grilz       38                         President/Chairman of the
                                               Board of Directors

Michael Hendry      45                         Director

David Knudson       37                         Secretary/Treasurer/Director

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


                          SUMMARY COMPENSATION TABLE

                              Long Term Compensation

                    Annual   Compensation                        Awards          Payouts
(a)            (b)   (c)       (d)             (e)          (f)         (g)        (h)        (i)
                                              Other                                           All
Name and                                      Annual      Restrict     Option      LTIP      Other
Principal            ($)       ($)         Compensation    Stock        SAR's     Payouts   Compensa-
Position       Year Salary    Bonus            ($)         Awards($)    (#)        ($)       tion ($)

William Grilz  1996 $ -0-     $ -0-          $ -0-         $ -0-      $ -0--      $ -0-      $  -0-
President, CEO 1995 $1,124-   $ -0-          $ -0-         $ -0-      $ -0--      $ -0-      $  -0-
and Chairman   1994 $ -0-     $ -0-          $ -0-         $ -0-      $ -0--      $ -0-      $  -0-


      No options, stock appreciation rights or long-term incentive plan awards were issued or granted to the Company's chief executive officer during the fiscal years ended December 31, 1996, 1995 and 1994. As of December 31, 1996, the end of the Company's last fiscal year, the Company's management owned no options or stock appreciation rights. Accordingly, no tables relating to such items have been included in this Item 10.

      Each officer and director will be paid a maximum of $20 per hour for actual hours devoted to the Company's business, estimated not to exceed an aggregate of $5,000 per year for all officers as a group. Officers and directors will be reimbursed for actual out-of-pocket expenses incurred on behalf of the Company. It is currently estimated that officer and director compensation will not exceed the rate of $5,000 per year for all officers and directors as a group, until such time as the Company may require full or extensive time commitments from any officer or director. Except as noted above, the Company has no agreement or understanding, express or implied, with any officer or director or any other person regarding employment with the Company or compensation for services. For the year ended December 31, 1996, the Company paid no compensation to management or outside consultants for services rendered to the Company.

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
 President/Director

                                 Number of
                                 Shares
    Name                          Owned           Percent


Michael Hendry(1)(2)              200,000         20.00%
1862 East 1900 North
Layton, UT  84040
 Director

David Knudson (1)(3)                     -0-         0%
2331 East 1200 North
Layton, UT 84040
 Secretary/Director

Mark Scharmann(2)                 625,000         62.50%
1661 Lakeview Circle
Ogden, UT  84403

A. O. Headman, Jr.(2)              50,000          5.00%
960 Northcliffe Drive
Salt Lake City, UT 84103

ALL OFFICERS AND DIRECTORS
AS A GROUP (3 INDIVIDUALS)        325,000         32.500%
                                  -------        --------
ALL SHAREHOLDERS AS A           1,000,000        100.00%
                                =========        =======
GROUP


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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Since 1993, the Company has borrowed money from Troika Capital Investment, Inc. As of December 31, 1996, the amount due Troika Capital Investment, Inc. for principal and interest was $125,942.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     A.    Exhibits.

     3.1 Certificate of Incorporation - incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18 (SEC File No. 33-23429-D)

     3.2 Bylaws - incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18 (SEC File No. 33-23429-D).

     B. Form 8-K. In December 1996 the Company filed a Form 8-K in connection with the extension of the exercise period of its Class "A" and Class "B" Common Stock Purchase Warrants to December 31, 1997.

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

Dated: April 10, 1997


     Pursuant to the requirements of the Securities Act of 1934, this Disclosure Statement has been signed by the following persons in the capacities and on the dates indicated:


    Signature                       Title               Date


/s/ William Grilz                  President           April 10, 1997
William Grilz                       and Director


/s/ Michael Hendry                 Director            April 10, 1997
Michael Hendry


/s/ David Knudson                  Secretary/Treasurer April 10, 1997
David Knudson                       and Director