Form 10QSB
period 1997-06-30
NIGHTINGALE INC
filed 1997-09-26
CIK 837296

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1997

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


      Common Stock outstanding at September 18, 1997 - 1,000,000 shares of $.001 par value Common Stock.


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

                     For the Quarter ended June 30, 1997.

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB
Item 1.   Financial Statements;

          Balance Sheet--June 30, 1997.......................................3

          Statements of Operations--for the three months and six
          months ended June 30, 1997 and June 30, 1996.......................4

          Statements of Cash Flows--for the six months
          ended June 30, 1997 and June 30, 1996............................5-6

          Notes to Financial Statements......................................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................8

                          PART II - OTHER INFORMATION
                                                                          Page

Item 1.   Legal Proceedings                                                 10
Item 2.   Changes in the Securities                                         11
Item 3.   Defaults Upon Senior Securities                                   11
Item 4.   Results of Votes of Security Holders                              11
Item 5.   Other Information                                                 11
Item 6(a).Exhibits                                                          11
Item 6(a).Reports on Form 8-K

                                                             NIGHTINGALE, INC.
                          (A Development Stage Company)
                                                                 Balance Sheet
                                                                 June 30, 1997
                                                                   (Unaudited)

------------------------------------------------------------------------------



      Assets

Current assets:
      Cash                                                  $        416
      Restricted cash in escrow                                  206,142
                                                            ------------

              Total assets                                  $    206,558
                                                            ------------


------------------------------------------------------------------------


      Liabilities and Stockholders' Deficit

Current liabilities:
      Accounts payable and accrued liabilities              $      1,398
      Advances from related party                                138,545
      Common stock units subscribed                              177,017
                                                            ------------


      Total current liabilities                                  316,960

Stockholders' deficit:
      Common stock - par value $.001 per share.
        Authorized 100,000,000 shares; issued and
        outstanding 1,000,000 shares                               1,000
      Additional paid-in capital                                  19,600
      Deficit accumulated during the development stage          (131,002)
                                                            -------------


      Total stockholders' deficit                               (110,402)
                                                            ------------

            Total liabilities and stockholders' deficit     $    206,558
                                                            ------------



See accompanying notes to financial statements.

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                                       Statement of Operations
                                                                   (Unaudited)

------------------------------------------------------------------------------




                                                  Three Months                Six Months            Cumulative
                                                     Ended                       Ended              Amounts
                                                    June 30,                    June 30,            From
                                            -----------------------------------------------------   Inception
                                               1997         1996         1997           1996
                                            ---------------------------------------------------------------------


Revenue - interest                          $   2,573      $2,368       $5,038         $4,751        $70,403

Expenses:
      General and administrative
        expenses                                7,740        4,434       13,240          7,288       201,405
                                            ---------------------------------------------------------------------

      Loss before income taxes                 (5,167)      (2,066)      (8,202)        (2,537)     (131,002)

Income tax expense                                 -           -            -               -            -
                                            ---------------------------------------------------------------------

          Net loss                           $ (5,167)     $(2,066)     $(8,202)       $(2,537)    $(131,002)
                                            ---------------------------------------------------------------------

Loss per share                               $  (.$05)      $(.002)      $(.008)        $(.003)       (.131)
                                            ---------------------------------------------------------------------

Weighted average number of
  shares outstanding                         1,000,000     1,000,000   1,000,000      1,000,000      975,394

                                             ---------------------------------------------------------------------














See accompanying notes to financial statements.

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                                      Statement of Cash Flows
                                                                   (Unaudited)
_______________________________________________________________________________

                                                                             Cumulative
                                                     Six Months Ended          Amounts
                                                         June 30,               From
                                                ------------------------      Inception
                                                     1997         1996
                                                ---------------------------------------

Cash flows from operating activities:
      Net loss                                     $ (8,202)   $ (2,537)   $ (131,002)
      Adjustments to reconcile net loss to net
        cash provided by (used in) operating
        activities:
      Amortization                                      -           -           1,350
      Increase in:
      Accounts payable and accrued
        liabilities                                     829       4,607         1,398

                                                ---------------------------------------
      Net cash provided by (used in)
      operating activities                           (7,373)      2,070      (128,254)
                                                ---------------------------------------

Cash flows from investing activities:
      Increase in notes receivable - related parties    -            -        (74,282)
      Increase in organization costs                    -            -         (1,350)
      Payment of notes receivable - related parties     -            -         74,282
      Increase in restricted cash in escrow          (5,038)     (4,750)     (206,142)
                                                ---------------------------------------

      Net cash used in
      investing activities                           (5,038)     (4,750)     (207,492)

                                                ---------------------------------------

Cash flows from financing activities:
Proceeds from common stock units subscribed             -           -         200,000
      Proceeds from issuance of stock                   -           -          20,600
      Increase in offering costs                        -           -         (22,983)
      Increase in advances from related party        12,602       2,450       138,545
                                                ---------------------------------------
      Net cash provided by
      financing activities                           12,602       2,450       336,162
                                                ---------------------------------------

      Net increase (decrease) in cash                   191        (230)          416

     Cash, beginning of period                          225         340            -
                                                ---------------------------------------

Cash, end of period                             $       416    $   110     $      416
                                                ---------------------------------------
Supplemental disclosure of cash flow
information:

        Interest Paid                           $        -     $     -     $      -
                                                ---------------------------------------

                                                $        -     $      -    $      215
      Income taxes paid
                                                ---------------------------------------



                                NIGHTINGALE, INC.
                          (A Development Stage Company)
                           Notes to Financial Statements


------------------------------------------------------------------------------


(1) The unaudited financial statements include the accounts of Nightingale, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1997 and the results of operations and changes in financial position for the three month and six month periods ended June 30, 1997 and 1996, and cumulative amounts since inception. The results of operations for the three months and six month ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.


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

      Liquidity and Capital Resources. Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization and from the sale of stock in its public offering. As of June 30, 1997, the Company had unrestricted cash of $416 and restricted cash in the Rule 164-11-1 Escrow Account of $206,558. As of December 31, 1996, the Company had unrestricted cash of $225 and escrowed cash of $201,103. The Company's total liabilities amounted to $316,960 as of June 30, 1997, of which $177,017 was attributed to common stock Units subscribed. The Company's total liabilities amounted to $303,528 as of December 31, 1996, of which $177,017 was attributed to common stock units subscribed. The Company presently has no other resources. The Company is presently seeking potential acquisitions of private companies, technologies, or product distribution rights. Management believes that any acquisition will be made by issuing shares of the Company's authorized but unissued common stock. The Company's liquidity, capital resources, and financial statements will be significantly different subsequent to the consummation of any acquisition. The Company's operating expenses have been covered by advances from affiliates in recent months. However, there can be no assurance that the Company's affiliates will continue to fund operating costs in the future.

      The Company has been required to borrow funds from its affiliates in order to fund its general and administrative costs. As of June 30, 1997, such affiliates had loaned $138,545 to the Company which has been used to fund the Company's legal fees, accounting fees, filing fees, travel expenses and other administrative costs. The Company must continue to borrow funds in order to fund its costs of operations until such time, if ever, it effects a merger or acquisition transaction. There can be no assurance that the Company will be able to borrow additional funds from such affiliates or from any other persons. If the Company is not able to borrow additional funds as needed, it will not be able to fund its costs of operations.

      Results of Operations. The Company has not commenced any operations except for the preliminary investigation of potential acquisitions. The Company's assets, consisting primarily of cash, is on deposit in various interest bearing and non-interest bearing accounts pending the consummation of any acquisition. For the three months ended June 30, 1997, the Company had revenues of $2,573 expenses of $7,740 and a net loss of $5,167. For the three months ended June 30, 1996, the Company had revenues of $2,368 expenses of $4,434 and a net loss of $2,066. For the six months ended June 30, 1997, the Company had revenues of $5,038 expenses of $13,240 and a net loss of $8,202. For the six months ended June 30, 1996, the Company had revenues of $4,751 expenses of $7,288 and a net loss of $2,537. The Company will likely not have any revenues except for interest unless and until it is able to close an acquisition or merger transaction.

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


Dated: September 18, 1997                  NIGHTINGALE, INC.



                                           By /s/ William Grilz
                                              William Grilz
                                              President
                                              Principal Financial Officer
                                              Principal Executive Officer