Form 10QSB
period 1996-09-30
NIGHTINGALE INC
filed 1997-10-20
CIK 837296

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the Quarter Ended September 30, 1996

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


      Common Stock outstanding at September 30, 1997 - 1,000,000 shares of $.001 par value Common Stock.


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

                   For the Quarter ended September 30, 1996.

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB
Item 1.   Financial Statements;

          Balance Sheet--September 30, 1996..................................3

          Statements of Operations--for the three months and nine
          months ended September 30, 1996 and September 30, 1995.............4

          Statements of Cash Flows--for the nine months
          ended September 30, 1996 and September 30, 1995..................5-6

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
Item 6(a).Reports on Form 8-K

                                                             NIGHTINGALE, INC.
                          (A Development Stage Company)
                                                                 Balance Sheet
                                                            September 30, 1996
                                                                   (Unaudited)

------------------------------------------------------------------------------



      Assets

Current assets:
      Cash                                                  $        389
      Restricted cash in escrow                                  198,636
                                                            ------------

          Total current assets                              $    199,025
                                                            ============


------------------------------------------------------------------------


      Liabilities and Stockholders' Deficit

Current liabilities:
      Accounts payable and accrued liabilities              $     25,731
      Advances from related party                                 94,760
      Common stock units subscribed                              177,017
                                                            ============


          Total current liabilities                              297,508

Stockholders' deficit:
      Common stock - par value $.001 per share.
        Authorized 100,000,000 shares; issued and
        outstanding 1,000,000 shares                               1,000
      Additional paid-in capital                                  19,600
      Deficit accumulated during the development stage          (119,083)
                                                            =============


      Total stockholders' deficit                                (98,483)
                                                            -------------

      Total liabilities and stockholders' deficit           $    199,025
                                                            =============



See accompanying notes to financial statements.

                                                             NIGHTINGALE, INC.
                                                  (A Development Stage Company)
                                                       Statement of Operations
                                                                   (Unaudited)

------------------------------------------------------------------------------






                              Three months        Nine Months     Cumulative
                                  Ended              Ended          Amounts
                                June 30,            June 30,         From
                           --------------------------------------- Inception
                              1996     1995      1996      1995
                           ----------------------------------------------------

Revenue - interest         $    2,443  $ 2,545   $ 7,194  $ 8,110  $  62,898

Expenses:
   General and
      administrative            4,389    4,626    11,677    12,481    181,981
         expenses
                           ----------------------------------------------------

  Loss before income taxes     (1,946)  (2,081)   (4,483)   (4,371)  (119,083)

Income tax expense                  -        -         -         -          -
                           ----------------------------------------------------

          Net loss         $   (1,946)  $(2,081)  $(4,483)  $(4,371) $(119,083)
                           ====================================================

Loss per share             $    (.002)    (.002)    (.004)    (.004)     (.122)
                           ----------------------------------------------------

Weighted average number of  1,000,000  1,000,000  1,000,000  1,000,000  973,000
  shares outstanding
                           ====================================================














See accompanying notes to financial statements.

                                                             NIGHTINGALE, INC.
                                                  (A Development Stage Company)
                                                       Statement of Cash Flows
                                                                March 31, 1997
                                                                    (Unaudited)

-------------------------------------------------------------------------------
                                           Three Months Ended        Cumulative
                                                March 31,              Amounts
                                     -----------------------------      From-
                                           1996         1995         Inception
                                     ------------------------------ -----------
Cash Flows from operating activities:
 Net loss                               $  (4,483)   $ (4,371)      $ (119,083)
  Adjustments to reconcile net (loss) to
   net cash provided by (used in)
   operating activities:

     Amortization                             -           -              1,350
     Increase in:
      Accounts payable and accrued
       liabilities                          6,025       5,977           25,731
                                     --------------- -------------- -----------
         Net cash provided by (used
          in) operating activitie           1,542       1,606          (92,002)
                                     --------------- -------------- -----------
 Cash flows from investing activities:
  Increase in notes receivable - related
    parties                                   -           -            (74,282)
  Increase in organization costs              -           -             (1,350)
  Payment of notes receivable - related
   parties                                    -           -             74,282
  Increase in restricted cash in escrow    (7,194)     (7,610)        (198,636)
                                     --------------- -------------- -----------
             Net cash (used in)
             investing activities          (7,194)     (7,610)        (199,986)
                                     --------------- -------------- -----------

                                                             NIGHTINGALE, INC.
                                                  (A Development Stage Company)
                                                       Statement of Cash Flows
                                                                March 31, 1997
                                                                    (Unaudited)
                                                                    (Unaudited)
-------------------------------------------------------------------------------
                                           Three Months Ended        Cumulative
                                                March 31,              Amounts
                                     ------------------------------     From-
                                          1996            1995        Inception
                                     ------------------------------------------

Cash Flows from financing activities:
    Proceeds from common stock units
       subscribed                           -              -           200,000
    Proceeds from issuance of stock         -              -            20,600
    Increase in offering costs              -              -           (22,983)
    Increase in advances from related
     party                                5,701          5,901          94,760
                                     ------------------------------------------
             Net cash provided by
              financing activities        5,701          5,901         292,377
                                     ------------------------------------------
                Net increase in cash         49          (103)             389
Cash, beginning of period                   340           432               -
                                     ------------------------------------------
Cash, end of period                        $389          $329             $389
                                     ==========================================
Supplemental disclosure of cash flow
 information:
Interest paid                        $        -        $    -         $     -
                                     ==========================================
Income taxes paid                    $        -        $    -         $    215
                                     ==========================================

                                                             NIGHTINGALE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
------------------------------------------------------------------------------

(1) The unaudited financial statements include the accounts of Nightingale, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1996 and the results of operations and changes in financial position for the three month and nine month periods ended September 30, 1996 and 1995; and cumulative amounts since inception. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year..

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

      Liquidity and Capital Resources. Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization and from the sale of stock in its public offering. As of September 30, 1996, the Company had unrestricted cash of $389 and restricted cash in the Rule 164- 11-1 Escrow Account of $198,636. As of December 31, 1995, the Company had unrestricted cash of $340 and escrowed cash of $191,442. The Company's total liabilities amounted to $297,508 as of September 30, 1996, of which $177,017 was attributed to common stock Units subscribed. The Company's total liabilities amounted to $285,782 as of December 31, 1995, of which $177,017 was attributed to common stock units subscribed. The Company presently has no other resources. The Company is presently seeking potential acquisitions of private companies, technologies, or product distribution rights. Management believes that any acquisition will be made by issuing shares of the Company's authorized but unissued common stock. The Company's liquidity, capital resources, and financial statements will be significantly different subsequent to the consummation of any acquisition. The Company's operating expenses have been covered by advances from affiliates in recent months. However, there can be no assurance that the Company's affiliates will continue to fund operating costs in the future.

      The Company has been required to borrow funds from its affiliates in order to fund its general and administrative costs. As of September 30, 1996, such affiliates had loaned $94,760 to the Company which has been used to fund the Company's legal fees, accounting fees, filing fees, travel expenses and other administrative costs. The Company must continue to borrow funds in order to fund its costs of operations until such time, if ever, it effects a merger or acquisition transaction. There can be no assurance that the Company will be able to borrow additional funds from such affiliates or from any other persons. If the Company is not able to borrow additional funds as needed, it will not be able to fund its costs of operations.

      Results of Operations. The Company has not commenced any operations except for the preliminary investigation of potential acquisitions. The Company's assets, consisting primarily of cash, is on deposit in various interest bearing and non-interest bearing accounts pending the consummation of any acquisition. For the three months ended September 30, 1996, the Company had revenues of $2,443 expenses of $4,389 and a net loss of $1,946. For the three months ended September 30, 1995, the Company had revenues of $2,545 expenses of $4,626 and a net loss of $2,081. For the nine months ended September 30, 1996, the Company had revenues of $7,194 expenses of $11,677 and a net loss of $4,483. For the nine months ended September 30, 1995, the Company had revenues of $8,110 expenses of $12,481 and a net loss of $4,371. The Company will likely not have any revenues except for interest unless and until it is able to close an acquisition or merger transaction.

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

 Item 2.  Changes in the Rights of the Company's Security Holders. None.

 Item 3.  Defaults by the Company on its Senior Securities. None.

 Item 4.  Submission of Matters to Vote of Security Holders. None.

 Item 5.  Other Information. None.

 Item 6(a). Exhibits. None.

 Item 6(b). Reports on Form 8-K. None.

-------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                   SIGNATURE


     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: October 2, 1997                    NIGHTINGALE, INC.




                                          By /s/ William Grilz
                                             William Grilz
                                             President
                                             Principal Financial Officer
                                             Principal Executive Officer