Form 10QSB
period 1997-03-31
NIGHTINGALE INC
filed 1997-10-20
CIK 837296

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     For the Quarter Ended March 31, 1997

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

                     For the Quarter ended March 31, 1997.

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB
Item 1.   Financial Statements;

          Balance Sheet--March 31, 1997......................................3

          Statements of Operations--for the three months
          ended March 31, 1997 and March 31, 1996............................4

          Statements of Cash Flows--for the three months
          ended March 31, 1997 and March 31, 1996..........................5-6

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
Item 6(a).Reports on Form 8-K

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                                                 Balance Sheet
                                                                March 31, 1997
                                                                   (Unaudited)


           ASSETS
Current Assets
     Cash                                                   $            626
      Restricted cash in escrow                                      203,569
                                                            ------------------
                         Total assets                       $        204,195
                                                            ==================


------------------------------------------------------------------------------

            Liabilities and Stockholders' Deficit

Current liabilities:
       Accounts payable and accrued liabilities             $            569
       Advances from related party                                   131,844
       Common stock units subscribed                                 177,017
                                                             -----------------
                  Total current liabilities                          309,430


Stockholders' deficit:
        Common stock - par value $.001 per share.
          Authorized 100,000,000 shares; issued and outstanding        1,000
               1,000,000 shares;
         Additional paid-in capital                                   19,600
          Deficit accumulated during the development stage          (125,835)
                                                               ---------------
                   Total stockholders' deficit                      (105,235)
                                                               ---------------
                   Total liabilities and stockholders' defic$t       204,195
                                                               ===============

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                                                 Balance Sheet
                                                                March 31, 1997
                                                                   (Unaudited)


                                             Three Months Ended      Cumulative
                                                  March 31            Amounts
                                        -----------------------------  from
                                              1997       1996        Inception
                                        ---------------------------- ----------
Revenue - interest                      $     2,465    $   2,383      $67,830
Expenses:
     General and administrative expenses      5,500        2,854      193,665
                                        ------------- -------------- ----------
          Loss before income taxes           (3,035)        (471)    (125,835)
Income tax expense                               -            -          -
                                        ------------- -------------- ----------
Net loss                                 $   (3,035)   $    (471)   $(125,835)
                                        ============= ============== ==========
Loss per share (note 1)                 $      (.00)   $    (.00)    $  (.13)
                                        ============= ============== ==========
Weighted average number of shares
outstanding                                1,000,000    1,000,000     975,000
                                        ============= ============== ==========

                                                              NIGHTINGALE, INC.
                                                  (A Development Stage Company)
                                                       Statement of Cash Flows
                                                               March 31, 1997
                                                                   (Unaudited)
                                                                    Continued
------------------------------------------------------------------------------
                                           Three Months Ended        Cumulative
                                                March 31,              Amounts
                                     ------------------------------     From
                                                1997                  Inception
                                     ------------------------------ -----------
Cash Flows from operating activities:
   Net loss                             $ (3,035)  $    (471)       $ (125,835)
   Adjustments to reconcile net (loss)
     to net cash provided by (used in)
     operating activities:

       Amortization                          -            -              1,350
       Increase in:
       Accounts payable and accrued
        liabilities                          -          2,209              569
                                     --------------- -------------- -----------
          Net cash provided by (used
          in) operating activities        (3,035)       1,738         (123,916)
                                     --------------- -------------- -----------
Cash flows from investing activities:
  Increase in notes receivable - related
    parties                                  -            -            (74,282)
  Increase in organization costs             -            -             (1,350)
  Payment of notes receivable - related      -            -             74,282
    parties
  Increase in restricted cash in escrow   (2,466)      (2,383)        (203,569)
                                     --------------- -------------- -----------
              Net cash (used in)
              investing activities        (2,466)      (2,383)        (204,919)
                                     --------------- -------------- -----------

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                                       Statement of Cash Flows
                                                                March 31, 1997
                                                                   (Unaudited)
                                                                     Continued
-------------------------------------------------------------------------------
                                           Three Months Ended       Cumulative
                                                March 31,            Amounts
                                     -----------------------------     From
                                        1997            1996         Inception
                                     ----------------------------- ------------

Cash Flows from financing activities:
    Proceeds from common stock units
       subscribed                          -              -            200,000
    Proceeds from issuance of stock        -              -             20,600
    Increase in offering costs             -              -            (22,983)
    Increase in advances from related
     party                               5,902           650           131,844
                                     --------------- -------------- -----------
                Net cash provided by
                 financing activities    5,902           650           329,461
                                     --------------- -------------- -----------
                Net increase in cash       401             5               626
Cash, beginning of period                  225           340                -
                                     --------------- -------------- -----------
Cash, end of period                       $626          $345              $626
                                     =============== ============== ===========
Supplemental disclosure of cash flow
 information:
Interest paid                        $      -        $     -        $      -
                                     =============== ============== ===========
Income taxes paid                    $      -        $     -        $      572
                                     =============== ============== ===========

                                                             NIGHTINGALE, INC.
                                                  (A Development Stage Company
                                                 Notes to Financial Statements

------------------------------------------------------------------------------


     (1) The unaudited financial statements include the accounts of Nightingale, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1997 and the results of operations and changes in financial position for the three month periods ended March 31, 1997 and 1996, and cumulative amounts since inception. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

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

      Liquidity and Capital Resources. Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization and from the sale of stock in its public offering. As of March 31, 1997, the Company had unrestricted cash of $626 and restricted cash in the Rule 164-11-1 Escrow Account of $203,569. As of December 31, 1996, the Company had unrestricted cash of $225 and escrowed cash of $201,103. The Company's total liabilities amounted to $309,430 as of March 31, 1997, of which $177,017 was attributed to common stock Units subscribed. The Company's total liabilities amounted to $303,528 as of December 31, 1996, of which $177,017 was attributed to common stock units subscribed. The Company presently has no other resources. The Company is presently seeking potential acquisitions of private companies, technologies, or product distribution rights. Management believes that any acquisition will be made by issuing shares of the Company's authorized but unissued common stock. The Company's liquidity, capital resources, and financial statements will be significantly different subsequent to the consummation of any acquisition. The Company's operating expenses have been covered by advances from affiliates in recent months. However, there can be no assurance that the Company's affiliates will continue to fund operating costs in the future.

      The Company has been required to borrow funds from its affiliates in order to fund its general and administrative costs. As of March 31, 1997, such affiliates had loaned $131,844 to the Company which has been used to fund the Company's legal fees, accounting fees, filing fees, travel expenses and other administrative costs. The Company must continue to borrow funds in order to fund its costs of operations until such time, if ever, it effects a merger or acquisition transaction. There can be no assurance that the Company will be able to borrow additional funds from such affiliates or from any other persons. If the Company is not able to borrow additional funds as needed, it will not be able to fund its costs of operations.

      Results of Operations. The Company has not commenced any operations except for the preliminary investigation of potential acquisitions. The Company's assets, consisting primarily of cash, is on deposit in various interest bearing and non-interest bearing accounts pending the consummation of any acquisition. For the three months ended March 31, 1997, the Company had revenues of $2,465 expenses of $5,500 and a net loss of $3,035. For the three months ended March 31, 1996, the Company had revenues of $2,383 expenses of $2,854 and a net loss of $471. The Company will likely not have any revenues except for interest unless and until it is able to close an acquisition or merger transaction.

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