Form 10QSB
period 1997-09-30
NIGHTINGALE INC
filed 1998-04-21
CIK 837296

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1997

                         Commission File No. 33-23429-D


                                NIGHTINGALE, INC.
        (Exact name of Small Business Issuer as specified in its charter)


                Utah                                  87-044988-8
          -----------------                       --------------------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation of organization)              Identification Number)


                      2232 Eastwood Blvd., Ogden, UT 84403
                       ---------------------------------
                    (Address of principal executive offices)


                                 (801) 479-0742
                Registrant's telephone no., including area code:

                                    No Change
             Former name, former address, and former fiscal year, if
                           changed since last report.


          Common Stock outstanding at April 13, 1998 - 1,000,000 shares of $.001 par value Common Stock.


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

                   For the Quarter ended September 30, 1997.

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB
Item 1.   Financial Statements;

          Balance Sheet--September 30, 1997..................................3

          Statements of Operations--for the three months and nine
          months ended September 30, 1997 and September 30, 1996.............4

          Statements of Cash Flows--for the nine months
          ended September 30, 1997 and September 30, 1996..................5-6

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
Item 6(a).Reports on Form 8-K

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                                                 Balance Sheet

                                                 September 30, 1997(Unaudited)
------------------------------------------------------------------------------





               Assets

Current assets:
         Cash                                               $        371
         Restricted cash in escrow                               208,791
                                                            ------------

             Total current assets                           $    209,162
                                                            ============


------------------------------------------------------------------------

               Liabilities and Stockholders' (Deficit)

Current liabilities:
         Accounts payable and accrued liabilities           $     36,171
         Advances from related party                             109,879
         Common stock units subscribed                           177,017
                                                            ------------

             Total current liabilities                           323,067

Stockholders' deficit:
         Common stock - par value $.001 per share.
            Authorized 100,000,000 shares; issued and
           outstanding 1,000,000 shares                            1,000
         Additional paid-in capital                               19,600
         Deficit accumulated during the development stage       (134,505)
                                                            ------------

             Total stockholders' deficit                        (113,905)
                                                            ------------

             Total liabilities and stockholders' deficit    $    209,162
                                                            ============











------------------------------------------------------------------------------

See accompanying notes to financial statements

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                           Statement of Operations (Unaudited)


------------------------------------------------------------------------------








                          Three Months Ended    Nine Months Ended    Cumulative
                             September 30,        September 30,      Amounts
                        -------------------------------------------- From
                           1997      1996       1997        1996     Inception
                        -------------------------------------------------------

Revenue - interest      $  2,807    $ 2,443    $ 7,844     $ 7,194    $ 73,210

General and administrative
expenses                   6,309      4,389     19,549      11,677     207,715
                        -------------------------------------------------------

         Loss before      (3,502)    (1,946)   (11,705)     (4,483)   (134,505)
         income taxes

Income tax expense           -          -         -           -          -
                        -------------------------------------------------------

         Net loss       $ (3,502)   $(1,946)   $(11,705)   $ (4,483) $(134,505)
                        =======================================================

Loss per share          $  (.004)   $ (.002)   $  (.012)   $  (.004)  $  (.138)
                        =======================================================

Weighted average number of
shares outstanding       1,000,000  1,000,000  1,000,000   1,000,000   976,026
                        =======================================================















------------------------------------------------------------------------------

See accompanying notes to financial statements

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)


------------------------------------------------------------------------------



                                                                  Cumulative
                                             Nine Months Ended      Amounts
                                               September 30,         From
                                          ------------------------
                                              1997        1996     Inception
                                          -----------------------------------
Cash flows from operating activities:
   Net loss                               $    (11,705)  $ (4,483)  $ (134,505)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
        Amortization                                          -          1,350
        Increase in accounts payable and
          accrued liabilities                   35,602      6,025       54,641
                                           -----------------------------------

            Net cash provided by (used in)
            operating activities                23,897      1,542      (78,514)
                                           -----------------------------------

Cash flows fro investing activities:
   Increase in organization costs                             -         (1,350)
   Increase in restricted cash in escrow        (7,688)    (7,194)    (208,791)
                                           -----------------------------------

                  Net cash used in
                  investing activities          (7,688)    (7,194)    (210,141)
                                           -----------------------------------

Cash flows from financing activities:
   Proceeds from common stock units
    subscribed                                                -        200,000
   Proceeds from issuance of stock                            -         20,600
   Increase in offering costs                                 -        (22,983)
   Increase (decrease) in advances from
     related party                             (16,063)     5,701       91,409
                                           -----------------------------------

            Net cash provided by (used in)
            financing activities               (16,063)     5,701      289,026
                                           -----------------------------------

            Net increase (decrease) in cash        146         49          371

Cash, beginning of period                          225        340           -
                                           -----------------------------------

Cash, end of period                         $      371   $    389     $    371
                                           ===================================



------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                     Continued


------------------------------------------------------------------------------







                                        Nine Months Ended    Cumulative
                                          September 30,        Amounts
                                     ------------------------   From
                                         1997        1996     Inception
                                     -----------------------------------
Supplemental disclosure of cash flow
information:

            Interest paid            $     -     $     -     $     -
                                     -----------------------------------

            Income taxes paid        $     -     $     -     $     -
                                     -----------------------------------


























------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                           Notes to Financial Statements


------------------------------------------------------------------------------






(1) The unaudited financial statements include the accounts of Nightingale, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1997 and the results of operations and changes in financial position for the three month and nine month periods ended September 30, 1997 and 1996, and cumulative amounts since inception. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

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

         The offering was formally closed on October 6, 1989. The offering was registered for sale in the State of Utah and therefore, the Company was and is required to comply with Rule 164- 11-1 as promulgated by the Utah Securities Division. Such Rule prohibits the issuance of shares, the secondary trading of the Company's securities and the expenditure of more than 20 percent of the net offering proceeds without first giving subscribers a rescission offering in connection with an acquisition.

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

         Liquidity and Capital Resources. Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization and from the sale of stock in its public offering. As of September 30, 1997, the Company had unrestricted cash of $371 and restricted cash in the Rule 164-11-1 Escrow Account of $208,791. As of December 31, 1996, the Company had unrestricted cash of $225 and escrowed cash of $201,103. The Company's total liabilities amounted to $323,067 as of September 30, 1997, of which $177,017 was attributed to common stock Units subscribed. The Company's total liabilities amounted to $303,528 as of December 31, 1996, of which $177,017 was attributed to common stock units subscribed. The Company presently has no other resources. The Company is presently seeking potential acquisitions of private companies, technologies, or product distribution rights. Management believes that any acquisition will be made by issuing shares of the Company's authorized but unissued common stock. The Company's liquidity, capital resources, and financial statements will be significantly different subsequent to the consummation of any acquisition. The Company's operating expenses have been covered by advances from affiliates in recent months. However, there can be no assurance that the Company's affiliates will continue to fund operating costs in the future.

         The Company has been required to borrow funds from its affiliates in order to fund its general and administrative costs. As of September 30, 1997, such affiliates had loaned $109,879 to the Company which has been used to fund the Company's legal fees, accounting fees, filing fees, travel expenses and other administrative costs. As of September 30, 1997, the total amount owed to affiliates included the $109,879 amount and accrued interest in the amount of $35,480. The Company must continue to borrow funds in order to fund its costs of operations until such time, if ever, it effects a merger or acquisition transaction. There can be no assurance that the Company will be able to borrow additional funds from such affiliates or from any other persons. If the Company is not able to borrow additional funds as needed, it will not be able to fund its costs of operations.

         Results of Operations. The Company has not commenced any operations except for the preliminary investigation of potential acquisitions. The Company's assets, consisting primarily of cash, is on deposit in various interest bearing and non-interest bearing accounts pending the consummation of any acquisition. For the three months ended September 30, 1997, the Company had revenues of $2,807 expenses of $6,309 and a net loss of $3,502. For the three months ended September 30, 1996, the Company had revenues of $2,443 expenses of $4,389 and a net loss of $1,946. For the nine months ended September 30, 1997, the Company had revenues of $7,844 expenses of $19,549 and a net loss of $11,705. For the nine months ended September 30, 1996, the Company had revenues of $7,194 expenses of $11,677 and a net loss of $4,483. The Company will likely not have any revenues except for interest unless and until it is able to close an acquisition or merger transaction.



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


Dated: April 20, 1998                      NIGHTINGALE, INC.


                                           By /s/ William Grilz
                                              William Grilz
                                              President
                                              Principal Financial Officer
                                              Principal Executive Officer