Form 10KSB
period 1997-12-31
NIGHTINGALE INC
filed 1998-07-08
CIK 837296

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                             ------------


                                     FORM 10-KSB
                                             ------------


              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1997

                                         OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                          Commission file number 33-23429-D
                                             ------------


                                  NIGHTINGALE, INC.
             (Name of Small Business Issuer as specified in its charter)
               ------------------                                 87-044988-8

                                                                 ------------

               (State or other jurisdiction of                (I.R.S. employer
               incorporation or organization)                identification No.)
               2232 Eastwood Blvd.                                  84403
                                                                  --------
               Ogden, Utah 84403                                 (Zip Code)
               (Address of principal executive offices)

           Issuer's telephone number, including area code:  (801) 479-0742
                                         ------------


     Securities registered pursuant to Section 12(b) of the Exchange Act:  None

     Securities registered pursuant to Section 12(g) of the Exchange Act:  None


      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

      The Issuer's revenues for the fiscal year ending December 31, 1997 were $10,563.

      As of the date hereof, there is no public market for the Registrant's securities. The Registrant has closed its public offering but, pursuant to Rule 164-11-1 as promulgated by the Utah Securities Division, no securities sold in the public offering have been issued. The number of shares outstanding of the Registrant's sole class of common stock, as of December 31, 1997, and as of June 22, 1998, is 1,000,000 shares.

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

      The Company received a total of $200,000 from the sale of Units of its securities in its public offering. The Company deposited 80% of the net offering proceeds, or $140,000, in an escrow account pending compliance with Utah Rule 164-11-1. As of December 31, 1997, a total of $211,510 was held in the Rule 164-11-1 Escrow Account.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No meetings of the Company's shareholders were held during the fiscal year ending December 31, 1997

                                    PART II

ITEM 5. MARKET FOR THE Company'S COMMON STOCK AND WARRANTS AND RELATED SECURITY HOLDER MATTERS

     Market for Common Stock. There is no public market for the Company's securities.

      Holders. The number of record holders of the Company's common stock as of December 31, 1997 and June 22, 1998, is 4. Pursuant to Rule 164-11-1 as adopted by the Utah Securities Division, no securities of the Company were issued to purchasers of the Units of Company offered in the public offering.

      Dividends. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

      Warrants. A total of 2,000,000 Units of the Company's Common Stock were subscribed for in the Company's public offering. Each Unit consisted of one share of Common Stock, $.001 par value, and one "A" Warrant to purchase one share of Common Stock at $.25 per share exercisable during a twelve month period commencing 30 days from the date of the closing of the offering, and ending twelve months thereafter, and one "B" Warrant to purchase one share of Common Stock at

$.50 per share exercisable during an eighteen month period commencing 30 days from the date of the close of the offering and ending eighteen months thereafter. The offering was closed on September 28, 1989. The Warrants have been extended on several occasions and now expire on December 31, 1998. The Warrants cannot be exercised unless a current Registration Statement is in effect, of which there can be no assurance. The Company has the right to call the Warrants for redemption, in whole or in part, upon 30 days prior written notice at a price of $.001 per Warrant. If the Warrants are called for redemption, they may be exercised at any time prior to the close of business on the day preceding the date fixed for redemption. Any rights to purchase Common Stock subject to the Warrants will be forfeited to the extent such Warrants are not exercised prior to such date. The Common Stock and Warrants sold as Units pursuant to this offering are not transferable separately until the exercise period commences.

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

Liquidity and Capital Resources

      Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization less amounts expended for offering costs and operations to date. As of December 31, 1997, the Company had total assets of $211,798 which included $211,510 of restricted cash. Therefore, the Company had essentially no usable cash as of December 31, 1997 and is dependent upon loans and advances from its management and affiliates to fund its expenses pending the completion of an merger or acquisition. As of December 31, 1997, the Company owed affiliates $150,928. As a result of the Company's lack of liquid and useable capital, the company's affiliates have loaned money to the Company on an as needed basis to fund professional fees, filing fees, travel costs and other costs of the Company. There can be no assurance that the Company's affiliates will continue to loan money to the Company for its expenses.

Results of Operations

      The Company has not commenced any active operations as of the date hereof, except for its search for suitable acquisition candidates. The Company's assets consist primarily of cash, which is on deposit in interest-bearing and non-interest bearing accounts. The only revenue generated by the Company since its inception is interest. The Company had interest income of $10,563 for the year ending December 31, 1997 compared with total interest income of $9,661 for the year ending December 31, 1996. Total expenses for the year ending December 31, 1997, were $25,201 as compared with $17,861 for the year ending December 31, 1996. The Company's expenses consist primarily of travel expenses and professional fees incurred in connection with proposed acquisitions. The Company had a net loss of $14,638 for the year ending December 31, 1997 compared with a loss of $8,200 for the year ending December 31, 1996.

Inflation

      The Company does not believe that inflation will negatively impact its business plans.


ITEM 7.  FINANCIAL STATEMENTS

                         Index to Financial Statements

Financial Statements

      Independent Accountants' Report - 1997

      Balance Sheet
        December 31, 1997

      Statement of Operations
        Years ended December 31, 1997 and 1996

      Statement of Changes in Stockholders' Deficit
        From Inception January 9, 1988 through December 31, 1997

      Statement of Cash Flows -
        Years ended December 31, 1997 and 1996

      Notes to Financial Statements

Financial Statement Schedules

      All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                                  INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Nightingale, Inc.


We have audited the accompanying balance sheet of Nightingale, Inc. (a development stage company) as of December 31, 1997, and the related statements of operations, stockholders' deficit and cash flows for the two years then ended and cumulative amounts from January 9, 1988 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nightingale, Inc. (a development stage company) as of December 31, 1997, and the results of its operations and its cash flows for the two years then ended and cumulative amounts from January 9, 1988 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          TANNER + CO.


Salt Lake City, Utah
January 25, 1998

                                                       NIGHTINGALE, INC.
                                            (A Development Stage Company)


                                                           Balance Sheet

                                                       December 31, 1997
------------------------------------------------------------------------------






         Assets

Current assets:
   Cash                                                     $        288
   Restricted cash held in escrow                                211,510
                                                            ------------

            Total current assets                            $    211,798
                                                            ------------

------------------------------------------------------------------------

                                                            ------------
         Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued liabilities                 $        691
   Advances from related parties                                 150,928
   Common stock units subscribed                                 177,017
                                                            ------------

            Total current liabilities                            328,636
                                                            ------------

Stockholders' deficit:
   Common stock - par value $.001 per share.
     Authorized 100,000,000 shares; issued and
     outstanding 1,000,000 shares                                  1,000
   Additional paid-in capital                                     19,600
   Deficit accumulated during the development stage             (137,438)
                                                            ------------

            Total stockholders' deficit                         (116,838)
                                                            ------------

            Total liabilities and stockholders' deficit     $    211,798
                                                            ------------






------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                   11

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)

                                                 Statement of Operations

                         Years Ended December 31, and Cumulative Amounts
------------------------------------------------------------------------------






                                                             Cumulative
                                        1997        1996      Amounts
                                    ------------------------------------

Revenues - interest                 $     10,563    $  9,661  $   75,928

General and administrative expenses       25,201      17,861     213,366
                                    ------------------------------------

   Loss before income taxes              (14,638)     (8,200)   (137,438)

Income taxes                                   -           -           -
                                    ------------------------------------

   Net loss                         $    (14,638)   $ (8,200) $(137,438)
                                    ------------------------------------

   Net loss per share                          $           $           $
                                    ------------------------------------






------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                   12

                                                       NIGHTINGALE, INC.
                                             (A Development Stage Company)

                                        Statement of Stockholders' Deficit

             January 9, 1988 (Date of Inception) Through December 31, 1997
------------------------------------------------------------------------------




                                                     Deficit
                                                   Accumulated
                                        Additional  During the
                       Common Stock       Paid-In  Development

                  ----------------------
                    Shares      Value     Capital     Stage     Total
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
                  ------------------------------------------------------




------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                   13

                                                       NIGHTINGALE, INC.
                                            (A Development Stage Company)

                                      Statement of Stockholders' Deficit
                                                               Continued

------------------------------------------------------------------------------




                                                      Deficit
                                                    Accumulated
                                        Additional   During the
                       Common Stock       Paid-In   Development
                  ---------------------
                    Shares      Value     Capital      Stage     Total
                  ------------------------------------------------------

Balance,
December 31, 1991   1,000,000      1,000     19,600    (16,888)    3,712

Net loss                    -          -          -    (25,203)  (25,203)
                  ------------------------------------------------------

Balance,
December 31, 1992   1,000,000      1,000     19,600    (42,091)  (21,491)

Net loss                    -          -          -    (46,300)  (46,300)
                  ------------------------------------------------------

Balance,
December 31, 1993   1,000,000      1,000     19,600    (88,391)  (67,791)

Net loss                    -          -          -    (18,078)  (18,078)
                  ------------------------------------------------------

Balance,
December 31, 1994   1,000,000      1,000     19,600   (106,469)  (85,869)

Net loss                    -          -          -     (8,131)   (8,131)
                  ------------------------------------------------------

Balance,
December 31, 1995   1,000,000      1,000     19,600   (114,600)  (94,000)

Net loss                    -          -          -     (8,200)   (8,200)
                  ------------------------------------------------------

Balance,
December 31, 1996   1,000,000      1,000     19,600   (122,800) (102,200)

Net loss                    -          -          -    (14,638)  (14,638)
                  ------------------------------------------------------

Balance,
December 31, 1997   1,000,000   $  1,000   $ 19,600  $(137,438)$(116,838)
                  ------------------------------------------------------



------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                   14

                                                        NIGHTINGALE, INC.
                                            (A Development Stage Company)

                                                 Statement of Cash Flows

                         Years Ended December 31, and Cumulative Amounts
------------------------------------------------------------------------------





                                                             Cumulative
                                         1997        1996      Amounts
                                      ----------------------------------
Cash flows from operating activities:
   Net loss                           $  (14,638)  $(8,200)  $  (137,438)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Amortization                           -          -          1,350
      Increase (decrease) in accounts
        payable and accrued liabilities      121      (667)       19,160
                                      ----------------------------------
            Net cash used in
            operating activities         (14,517)   (8,867)     (116,928)
                                      ----------------------------------

Cash flows from investing activities:
 Increase in advances from related parties 24,986   18,413       132,458
 Decrease in restricted cash held in      (10,406)  (9,661)     (211,509)
 escrow
 Increase in organization costs               -         -         (1,350)
                                      ----------------------------------
            Net cash provided by (used in)
            investing activities           14,580       8,752    (80,401)
                                      ----------------------------------

Cash flows from financing activities:
   Proceeds from commons stock units
     subscribed                                 -           -    200,000
   Increase in offering costs                   -           -    (22,983)
   Proceeds from issuance of common             -           -     20,600
stock
                                      ----------------------------------
            Net cash provided by
            financing activities                -           -    197,617
                                      ----------------------------------

            Net increase (decrease) in         63        (115)       288
cash

Cash, beginning of period                     225         340          -
                                      ----------------------------------

Cash, end of period                   $       288   $     225   $    288
                                      ----------------------------------




------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                   15

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)

                                                Statement of Cash Flows
                                                              Continued

------------------------------------------------------------------------------





Supplemental disclosure of cash flow information:


                                                             Cumulative
                                         1997        1996      Amounts
                                      ----------------------------------

         Interest paid                $      -   $      -    $     9,213
                                      ----------------------------------

         Income taxes paid            $      -   $    120    $       692
                                      ----------------------------------






------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                   16

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)

                                           Notes to Financial Statements

                                                       December 31, 1997
------------------------------------------------------------------------------


Summary of     Organization.
Significant    The Company filed articles of incorporation October 8, 1987 to
Accounting     purchase,  sell and invest in new  products,  technologies  and
Principles     businesses of any and all types and kinds.  However, the Company was not legally organized until January 9, 1988 (date of inception) when $1,000 of total consideration was paid into the Company. The Company has not commenced planned principle operations and is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.


               Cash and Cash  Equivalents.
               For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.


               Earnings  Per  Common  and  Common  Equivalent  Share.
               The computation of basic per common share is computed using the weighted average number of shares outstanding during the year.


               The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.


               Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


------------------------------------------------------------------------------

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)
                                          Notes to Financial Statements
                                                              Continued

------------------------------------------------------------------------------



1. Summary of  Concentration of Credit Risk.
   Significant The Company maintains its cash in bank deposit accounts which, at Accounting times, may exceed federally insured limits. The Company has not Principles experienced any losses in such account and believes it is not
   Continued   exposed to any significant credit risk on cash and cash
               equivalents.

2. Going       The accompanying financial statements have been prepared assuming
   Concern     that the Company  will  continue as a going  concern.  Because of significant losses, the excess of current liabilities over current assets, and stockholders' deficit, the Company's ability to continue as a going concern is dependent on attaining future profitable operations, and obtaining additional financial and/or capital.

               As shown in the statement of operations, the Company had cumulative losses of $137,438 as of December 31, 1997. Management of the Company is currently following a plan to attempt to resolve these uncertainties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



------------------------------------------------------------------------------

                                                        NIGHTINGALE, INC.
                                            (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------




3. Common The Company has closed but not completed a public offering on Stock Units Form S-18 in accordance with the Securities Act of 1933 of Subscribed 2,000,000 units as of September 1989. Each unit consists of one
   and         share of the Company's  common stock, one "A" warrant and one "B"
   Restricted  warrant. Each "A" warrant allows the holder to purchase one share
   Cash        of the  Company's  common  stock at a price of $.25 per  share of common stock beginning thirty days after the close of this offering. Each "B" warrant allows the holder to purchase one share of the Company's common stock at a price of $.50 per share beginning thirty days after the close of this offering. During
               1997, the Company extended the expiration date of both the "A" warrants and "B" warrants to December 31, 1998. Under terms of the offering, the Company placed in escrow $140,000 which approximated 80% of the net offering proceeds. The cash will remain in escrow until the Company can specifically allocate the use of the proceeds. At the time of the allocation of the proceeds a post-effective amendment will be filed. At the time of the post-effective amendment, the investors in the common stock units must be given twenty days to ratify or rescind their investment. Investors who choose to rescind their investment will receive a pro rata refund of all offering proceeds. However, should enough investors request a refund such that the net tangible asset value of the Company after the refund would be less than seventy-five thousand dollars ($75,000) the Company shall make a pro rata refund of all unused offering proceeds to investors. The shares were sold for $.10 per share.


4. Related     The Company has entered into an oral agreement with its president
   Party       providing  for the use of a  portion  of his home as a  temporary
   Trans- office for the Company until such time as the Company needs actions additional facilities. The Company will not pay rent for the use of such facilities.

               The Company received advances from officers, stockholders and entities they control. As of December 31, 1997 $112,629 was due to related parties with no repayment terms and interest at 10%. Accrued interest due to related parties totaled $38,299 at December 31, 1997.


------------------------------------------------------------------------------

                                                       NIGHTINGALE, INC.
                                            (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------




5. Income The difference between income taxes at statutory rates for the Taxes years ended December 31, 1997 and 1996 and the amount presented in the financial statements is the increase in the tax valuation allowance of approximately $5,000, which offsets the income tax benefit of the operating loss.

               Deferred tax assets consist of the following:


                                                     December 31,
                                               ------------------------
                                                   1997        1996
                                               ------------------------

                 Operating loss carryforward   $ 47,000    $ 42,000
                 Valuation allowance            (47,000)    (42,000)
                                               ------------------------

                                               $      -    $      -

                                               ------------------------



               The Company has net operating loss carryforwards of approximately $138,000 which begin to expire in 2002. The amount of net operating loss carryforward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized and any significant changes in the ownership of the Company.


6.  Earnings   In February 1997, the Financial Accounting Standards Board issued
    Per        Statement of Financial  Accounting  Standards  No. 128 (SFAS 128)
    Share      "Earnings Per Share," which  requires  companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS as previously required. The new standard also requires additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported.





------------------------------------------------------------------------------

                                                       NIGHTINGALE, INC.
                                            (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



6.  Earnings   Earnings per share information is as follows:
    Per
    Share
    Continued
                                Year Ended
                               December 31,            Cumulative
                          -----------------------
                             1997        1996           Amounts
                          -----------------------------------------

     Net loss available to
      common stockholders  $   (14,638) $    (8,200)   $ (137,438)
                          -----------------------------------------

     Average equivalent shares
      (basic and diluted)  $ 1,000,000  $  1,000,000   $  977,000
                          -----------------------------------------

     Net loss per share (basic
     and diluted)          $     (.01)  $      (.01)   $    (.14)
                          -----------------------------------------




7. Fair Value None of the Company's financial instruments are held for trading of Financial purposes. The Company estimates that the fair value of all Instruments financial instruments at December 31, 1997, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.

------------------------------------------------------------------------------

                                                       NIGHTINGALE, INC.
                                            (A Development Stage Company)
                                           Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------






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


                                PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT.

     A. Identification of Directors and Executive Officers

     The following individuals are the current officers and directors of the Company and will serve for one year or until their respective successors are elected and qualified. They are:

   Name             Age                        Position

William Grilz       39                         President/Chairman of the
                                               Board of Directors

Michael Hendry      46                         Director

David Knudson       38                         Secretary/Treasurer/Director

     William Grilz. Mr. Grilz has been a Secondary School teacher in Ogden, Utah since 1981. He has been assistant marketing and promotion director of Weber State College in Ogden, Utah since 1985. Mr. Grilz earned his Bachelor of Science Degree in Physical Education from Weber State College in 1981, and his Master's Degree in Education from Utah State University in 1986. He received his K-12 Administration Degree in1997 from Utah State University.

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

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)
                                          Notes to Financial Statements
                                                              Continued

------------------------------------------------------------------------------



     David Knudson. Mr. Knudson has worked as a business consultant since 1985. He earned his B.S. Degree in Finance from Weber State College in 1984 and a B.S. Degree in Information Systems and Technologies at Weber State University in
1996. He has been an officer and director of several small publicly-held "blind-pool" companies. Mr. Knudson is also employed as an adjunct professor and from 1992 to 1996 was employed as a computer information systems consultant at Weber State University. Mr. Knudson is an officer and director of Pacific Alliance Corporation, an inactive publicly-held corporation.

     B. Significant Employees and Promoters. There are no significant employees of the Company. Shareholder Mark A. Scharmann may be deemed a promoter of the Company. Mr. Scharmann has been a private investor and business consultant since 1981. Mr. Scharmann became involved in the consulting business following his compilation and editing in 1980 of a publication called Digest of Stocks Listed on the Intermountain Stock Exchange. In 1981 he compiled and edited an 800 page publication called the OTC Penny Stock Digest. Mr. Scharmann has rendered consulting services to public and private companies regarding reverse acquisition transactions and other matters. Mr. Scharmann was vice president of OTC Communications, Inc. from March 1984 to January 1987. From 1982 to 1996, he was the president of Royal Oak Resources Corporation. Mr. Scharmann is the President of Norvex, Inc., a blank check company. Mr. Scharmann has assisted the Company in looking for and analyzing potential acquisitions. Mr. Scharmann has been an officer and director of several blind pool companies. Mr. Scharmann is the President and a director of Pacific Alliance Corporation, an inactive publicly-held Company.

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

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)
                                          Notes to Financial Statements
                                                              Continued

------------------------------------------------------------------------------





                          SUMMARY COMPENSATION TABLE

                                Long Term Compensation

                        Annual Compensation      Awards       Payouts
(a)             (b)   (c)    (d)   (e)       (f)      (g)      (h)     (i)
                                   Other                               All
Name and                           Annual    Restrict Option/ LTIP     Other
Principal             ($)    ($)   Compen-   Stock    SAR's   Payouts  Compen-
Position       Year  Salary  Bonus sation($) Awards($) (#)      ($)    sation($)

William Grilz  1997  $1,220  $ -0- $ -0-     $ -0-     $ -0--  $ -0-    $ -0-
President, CEO 1996  $ -0-   $ -0- $ -0-     $ -0-     $ -0--  $ -0-    $ -0-
and Chairman   1995  $1,124  $ -0- $ -0-     $ -0-     $ -0--  $ -0-    $ -0-



--------------------------------------------------------------------------------

      No options, stock appreciation rights or long-term incentive plan awards were issued or granted to the Company's chief executive officer during the fiscal years ended December 31, 1997, 1996 and 1995. As of December 31, 1997, the end of the Company's last fiscal year, the Company's management owned no options or stock appreciation rights. Accordingly, no tables relating to such items have been included in this Item 10.

      Each officer and director will be paid a maximum of $20 per hour for actual hours devoted to the Company's business, estimated not to exceed an aggregate of $5,000 per year for all officers as a group. Officers and directors will be reimbursed for actual out-of-pocket expenses incurred on behalf of the Company. It is currently estimated that officer and director compensation will not exceed the rate of $5,000 per year for all officers and directors as a group, until such time as the Company may require full or extensive time commitments from any officer or director. Except as noted above, the Company has no agreement or understanding, express or implied, with any officer or director or any other person regarding employment with the Company or compensation for services. For the year ended December 31, 1997, the Company paid no compensation to management or outside consultants for services rendered to the Company.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      A.  Security Ownership of Certain Beneficial Owners

                                                       NIGHTINGALE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                                               Continued

------------------------------------------------------------------------------



      The following persons are known to the Company to be the beneficial owner of more than 5 percent of the Company's voting stock as of September 30 1997:


                                 Number of
                                 Shares
    Name                          Owned           Percent


William Grilz(1)(2)               125,000         12.50%
2232 Eastwood Blvd.
Ogden, UT  84403
 President/Director

Michael Hendry(1)(2)              200,000         20.00%
1862 East 1900 North
Layton, UT  84040
 Director

David Knudson (1)(3)                  -0-         0%
2331 East 1200 North
Layton, UT 84040
 Secretary/Director

Mark Scharmann(2)                 625,000         62.50%
1661 Lakeview Circle
Ogden, UT  84403

A. O. Headman, Jr.(2)              50,000          5.00%
960 Northcliffe Drive
Salt Lake City, UT 84103

ALL OFFICERS AND DIRECTORS
AS A GROUP (3 INDIVIDUALS)        325,000         32.500%
                                  -------        --------

ALL SHAREHOLDERS AS A           1,000,000        100.00%
GROUP                            =========        =======

     (1) These individuals are the officers and directors of the Company and may be deemed "parents" and "promoters" of the Company as those terms are defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

     (2) There are currently 1,000,000 shares of the Company's common stock issued and outstanding. In addition to the shares owned by the above-listed shareholders, such shareholders each own one Class "A" Warrant and one Class "B" Warrant for each share of common stock owned. The Class "A" Warrants are exercisable at $.25 per shares and the Class "B" Warrants are exercisable at $.50 per share Although these warrants are currently exercisable, there is no market for the Company's common stock and therefore, there is no current value to such Warrants and it is unlikely that they will be exercised until and unless there is a public market.

     (3) The Company has granted Mr. Knudson an option to purchase 100,000 shares of the Company's common stock at a price of $.10 per share. Such option expires December 31, 1998.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Since 1993, the Company has borrowed money from Troika Capital Investment, Inc. As of December 31, 1997, the amount due Troika Capital Investment, Inc. for principal and interest was $150,928.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     A.    Exhibits.

     3.1 Certificate of Incorporation - incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18 (SEC File No. 33-23429-D)

     3.2 Bylaws - incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18 (SEC File No. 33-23429-D).

     B. Form 8-K. In December 1997 the Company filed a Form 8-K in connection with the extension of the exercise period of its Class "A" and Class "B" Common Stock Purchase Warrants to December 31, 1998.

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

Dated:  June ___, 1998


     Pursuant to the requirements of the Securities Act of 1934, this Disclosure Statement has been signed by the following persons in the capacities and on the dates indicated:


    Signature                       Title               Date


/s/ William Grilz                   President           June _____, 1998
William Grilz                       and Director


/s/ Michael Hendry                  Director            June _____, 1998
Michael Hendry


/s/ David Knudson                   Secretary/Treasurer June _____, 1998
David Knudson                       and Director