Form 10QSB
period 1998-03-31
NIGHTINGALE INC
filed 1998-09-17
CIK 837296

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     For the Quarter Ended March 31, 1998

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


                      2232 Eastwood Blvd., Ogden, UT 84403
                    Address of principal executive offices)


                               (801) 479-0742
               Registrant's telephone no., including area code:

                                   No Change
        Former name, former address, and former fiscal year, if
                              changed since last report.


      Common Stock outstanding at September 10, 1998 - 1,000,000 shares of $.001 par value Common Stock.


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

                     For the Quarter ended March 31, 1998.

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB
Item 1.   Financial Statements;

          Balance Sheet--March 31, 1998......................................3

          Statements of Operations--for the three months
          ended March 31, 1998 and March 31, 1997............................4

          Statements of Cash Flows--for the three months
          ended March 31, 1998 and March 31, 1997..........................5-6

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
Item 6(a).Reports on Form 8-K

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                                                 Balance Sheet
                                                                March 31, 1998
                                                                   (Unaudited)


           ASSETS
Current Assets
     Cash                                                   $                 75
      Restricted cash in escrow                                          214,193
                                                            -- -----------------
                         Total assets                       $            214,268
                                                            ====================





            Liabilities and Stockholders' Deficit

Current liabilities:
       Accounts payable and accrued liabilities             $                691
       Advances from related party                                       160,237
       Common stock units subscribed                                     177,017
                                                               -----------------
                  Total current liabilities                              337,945

Stockholders' deficit:
         Common stock - par value $.001 per share.
          Authorized 100,000,000 shares; issued and outstanding            1,000
               1,000,000 shares;
         Additional paid-in capital                                       19,600
         Deficit accumulated during the development stage              (144,277)
                                                               -----------------
                   Total stockholders' deficit                         (123,677)
                                                               -----------------
                   Total liabilities and stockholders' deficit           214,268
                                                               =================

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                                                 Balance Sheet
                                                                March 31, 1998
                                                                   (Unaudited)


                                             Three Months Ended       Cumulative
                                                  March 31              Amounts
                                        ------------------------         from
                                           1998             1997       Inception
                                        ----------------------------------------
Revenue - interest                      $       2,683    $     2,465     $78,612
Expenses:
     General and administrative expenses        9,522          5,500     222,889
                                        ------------- -------------- -----------
          Loss before income taxes             (6,839)        (3,035)  (144,277)
Income tax expense                                  -              -           -
                                        ------------- -------------- -----------
          Net loss                       $     (6,839)   $    (3,035) $(144,277)
                                        ============= ============== ===========
Loss per share                          $        (.00)   $      (.00) $    (.15)
                                        ============= ============== ===========
Weighted average number of shares           1,000,000      1,000,000     977,195
outstanding
                                        ============= ============== ===========

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)
                                                         Statement of Cash Flows
                                                                  March 31, 1998
                                                                     (Unaudited)
                                                                       Continued
--------------------------------------------------------------------------------
                                           Three Months Ended        Cumulative
                                                March 31,              Amounts
                                     ------------------------------     From
                                           1998             1997      Inception
                                     -------------------------------------------
Cash Flows from operating activities:
   Net loss                           $      (6,839) $       (3,035) $ (144,277)
   Adjustments to reconcile net (loss) to
        net cash provided by (used in)
        operating activities:
            Amortization                           -              -        1,350
            Increase in:
               Accounts payable and accrued
                  liabilities                      -              -          691
                                     --------------- -------------- ------------
                    Net cash provided
                     by (used in)
                      operating activities   (6,839)          3,035    (142,236)
                                     --------------- -------------- ------------
Cash flows from investing activities:
   Increase in notes receivable - related
      parties                                      -              -     (74,282)
   Increase in organization costs                  -              -      (1,350)
   Payment of notes receivable - related           -              -       74,282
      parties
   Increase in restricted cash in escrow     (2,683)        (2,466)    (214,193)
                                     --------------- -------------- ------------
                      Net cash (used in)
                      investing activities   (2,683)        (2,466)    (215,543)
                                     --------------- -------------- ------------

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)
                                                         Statement of Cash Flows
                                                                  March 31, 1998
                                                                     (Unaudited)
                                                                       Continued
------------------------------------ -------------------------------------------
                                           Three Months Ended        Cumulative
                                                March 31,              Amounts
                                     --------------------------          From
                                           1998          1997        Inception
                                     -------------------------------------------
                                     -------------------------------------------

Cash Flows from financing activities:
    Proceeds from common stock units
       subscribed                                  -              -      200,000
    Proceeds from issuance of stock                -              -       20,600
    Increase in offering costs                     -              -     (22,983)
    Increase in advances from related party    9,309          5,902      160,237
                                     --------------- -------------- ------------
                Net cash provided by
                 financing activities          9,309          5,902      357,854
                                     --------------- -------------- ------------
                Net increase in cash             213            401           75

Cash, beginning of period                        288            225            -
                                     --------------- -------------- ------------
Cash, end of period                              $75           $626          $75
                                     =============== ============== ============

Supplemental disclosure of cash flow
information:

Interest paid                        $              -$            - $         -
                                     =============== ============== ============
Income taxes paid                    $             - $            - $        572
                                     =============== ============== ============

                                                             NIGHTINGALE, INC.
                                                  (A Development Stage Company
                                                 Notes to Financial Statements

------------------------------------------------------------------------------


(1) The unaudited financial statements include the accounts of Nightingale, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1998 and the results of operations and changes in financial position for the three month periods ended March 31, 1998 and 1997, and cumulative amounts since inception. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year.


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

      Liquidity and Capital Resources. Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization and from the sale of stock in its public offering. As of March 31, 1998, the Company had unrestricted cash of $75 and restricted cash in the Rule 164-11-1 Escrow Account of $214,193. As of December 31, 1997, the Company had unrestricted cash of $288 and escrowed cash of $211,510. The Company's total liabilities amounted to $337,945 as of March 31, 1998, of which $177,017 was attributed to common stock Units subscribed. The Company's total liabilities amounted to $328,636 as of December 31, 1997, of which $177,017 was attributed to common stock units subscribed. The Company presently has no other resources. The Company is presently seeking potential acquisitions of private companies, technologies, or product distribution rights. Management believes that any acquisition will be made by issuing shares of the Company's authorized but unissued common stock. The Company's liquidity, capital resources, and financial statements will be significantly different subsequent to the consummation of any acquisition. The Company's operating expenses have been covered by advances from affiliates in recent months. However, there can be no assurance that the Company's affiliates will continue to fund operating costs in the future.

      The Company has been required to borrow funds from its affiliates in order to fund its general and administrative costs. As of March 31, 1998, such affiliates had loaned $160,237 to the Company which has been used to fund the Company's legal fees, accounting fees, filing fees, travel expenses and other administrative costs. The Company must continue to borrow funds in order to fund its costs of operations until such time, if ever, it effects a merger or acquisition transaction. There can be no assurance that the Company will be able to borrow additional funds from such affiliates or from any other persons. If the Company is not able to borrow additional funds as needed, it will not be able to fund its costs of operations.

      Results of Operations. The Company has not commenced any operations except for the preliminary investigation of potential acquisitions. The Company's assets, consisting primarily of cash, is on deposit in various interest bearing and non-interest bearing accounts pending the consummation of any acquisition. For the three months ended March 31, 1998, the Company had revenues of $2,683 expenses of $9,522 and a net loss of $6,839. For the three months ended March 31, 1997, the Company had revenues of $2,465 expenses of $5,500 and a net loss of $3,035. The Company will likely not have any revenues except for interest unless and until it is able to close an acquisition or merger transaction.

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


Dated:  September 10, 1998                   NIGHTINGALE, INC.


                                             By /s/ William Grilz
                                             William Grilz
                                             President
                                             Principal Financial Officer
                                             Principal Executive Officer