Form 10QSB
period 1998-09-30
NIGHTINGALE INC
filed 1999-09-14
CIK 837296

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the Quarter Ended September 30, 1998

                        Commission File No. 33-23429-D


                                NIGHTINGALE, INC.
        (Exact name of Small Business Issuer as specified in its charter)


                Utah                                   87-044988-8
              --------                                 ------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation of organization)                  Identification Number)


                      2232 Eastwood Blvd., Ogden, UT 84403
                      -------------------------------------
                    (Address of principal executive offices)


                               (801) 479-0742
                              ----------------
               Registrant's telephone no., including area code:

                                   No Change
                                  -----------
             Former name, former address, and former fiscal year, if
                           changed since last report.


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

                   For the Quarter ended September 30, 1998.

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB
Item 1.   Financial Statements;

          Balance Sheet--September 30, 1998..................................3

          Statements of Operations--for the three months and nine
          months ended September 30, 1998 and September 30, 1997.............4

          Statements of Cash Flows--for the nine months
          ended September 30, 1998 and September 30, 1997..................5-6

          Notes to Financial Statements......................................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................8

                          PART II - OTHER INFORMATION
                                                                          Page

Item 1.   Legal Proceedings                                                 11
Item 2.   Changes in the Securities                                         11
Item 3.   Defaults Upon Senior Securities                                   11
Item 4.   Results of Votes of Security Holders                              11
Item 5.   Other Information                                                 11
Item 6(a).Exhibits                                                          11
Item 6(a).Reports on Form 8-K

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                                                 Balance Sheet
                                                            September 30, 1998
                                                                   (Unaudited)

------------------------------------------------------------------------------




               Assets

Current assets:
         Cash                                               $         67
         Restricted cash in escrow                               219,696
                                                            ------------

                  Total current assets                      $    219,763
                                                            ============


------------------------------------------------------------------------

               Liabilities and Stockholders' Deficit

Current liabilities:
         Accounts payable and accrued liabilities           $      1,701
         Advances from related party                             173,652
         Common stock units subscribed                           177,017
                                                            ------------

                  Total current liabilities                      352,370
                                                            ------------

Stockholders' deficit:
         Common stock - par value $.001 per share.
            Authorized 100,000,000 shares; issued and
           outstanding 1,000,000 shares                            1,000
         Additional paid-in capital                               19,600
         Deficit accumulated during the development stage       (153,207)
                                                            ------------

                  Total stockholders' deficit                   (132,607)
                                                            ------------

                  Total liabilities and stockholders'
                    deficit                                 $    219,763
                                                            ============











See accompanying notes to financial statements.

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                           Statement of Operations (Unaudited)
                                                            September 30, 1998
------------------------------------------------------------------------------








                           Three Months Ended    Nine Months Ended  Cumulative
                             September 30,         September 30,     Amounts
                          ---------------------------------------     From
                               1998      1997     1998      1997    Inception
                          -----------------------------------------------------

Revenue - interest        $   2,780    $ 2,807   $ 8,186   $ 7,844   $ 84,115

General and administrative
expenses                      8,941      6,309    23,956    19,549    237,322
                          -----------------------------------------------------

         Loss before         (6,161)    (3,502)  (15,770)  (11,705)  (153,207)
income taxes

Income tax expense               -         -        -         -        -
                          -----------------------------------------------------

         Net loss         $  (6,161)   $(3,502)  $(15,770)  $(11,705)$(153,207)
                          =====================================================

Loss per share            $    (.01)   $  (.00)  $  (.02)  $  (.01)  $    (.16)
                          =====================================================

Weighted average number of
shares outstanding         1,000,000  1,000,000  1,000,000 1,000,000   976,000
                          =====================================================
















See accompanying notes to financial statements.

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                            September 30, 1998
------------------------------------------------------------------------------




                                                     Nine Months Ended
                                                       September 30,           Cumulative
                                                   -------------------------   Amounts From
                                                      1998        1997         Inception
                                                   ---------------------------------------

Cash flows from operating activities:
  Net loss                                         $ (15,770)    $ (11,705)  $ (153,207)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
     Amortization                                       -              -          1,350
     Increase in accounts payable and
       accrued liabilities                             1,010        35,602        1,701
                                                   ---------------------------------------

            Net cash provided by (used in)
                  operating activities               (14,760)       23,897     (150,156)
                                                   ---------------------------------------

Cash flows from investing activities:
         Increase in organization costs                  -             -         (1,350)
         Increase in restricted cash in escrow        (8,186)       (7,688)    (219,696)
                                                  ----------------------------------------

                  Net cash used in
                  investing activities                (8,186)       (7,688)    (221,046)
                                                  ----------------------------------------

Cash flows from financing activities:
         Proceeds from common stock units
           subscribed                                    -             -        200,000
         Proceeds from issuance of stock                 -             -         20,600
         Increase in offering costs                      -             -        (22,983)
         Increase (decrease) in advances from
           related party                              22,723       (16,063)     173,652
                                                  ----------------------------------------

             Net cash provided by (used in)           22,723       (16,063)     371,269
                  financing activities
                                                  ----------------------------------------

             Net (decrease) increase in cash            (221)          146          67

Cash, beginning of period                                288           225          -
                                                  ----------------------------------------

Cash, end of period                                $      67      $    371     $    67
                                                  ========================================



See accompanying notes to financial statements.

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                     Continued
                                                            September 30, 1998
------------------------------------------------------------------------------







                                        Nine Months Ended
                                          September 30,       Cumulative
                                     ------------------------Amounts From
                                         1998        1997     Inception
                                     -----------------------------------
Supplemental disclosure of cash flow
information:

            Interest paid            $     -     $     -     $     -
                                     -----------------------------------

            Income taxes paid        $     -     $     -     $     -
                                     -----------------------------------













See accompanying notes to financial statements.

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                      September 30, 1998
------------------------------------------------------------------------------






(1) The unaudited financial statements include the accounts of Nightingale, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1998 and the results of operations and cash flows for the three month and nine month periods ended September 30, 1998 and 1997, and cumulative amounts since inception. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

         Liquidity and Capital Resources. Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization and from the sale of stock in its public offering. As of September 30, 1998, the Company had unrestricted cash of $67 and restricted cash in the Rule 164-11-1 Escrow Account of $219,696. As of December 31, 1997, the Company had unrestricted cash of $288 and escrowed cash of $211,510. The Company's total liabilities amounted to $352,370 as of September 30, 1998, of which $177,017 was attributed to common stock Units subscribed. The Company's total liabilities amounted to $328,636 as of December 31, 1997, of which $177,017 was attributed to common stock units subscribed. The Company presently has no other resources. The Company is presently seeking potential acquisitions of private companies, technologies, or product distribution rights. Management believes that any acquisition will be made by issuing shares of the Company's authorized but unissued common stock. The Company's liquidity, capital resources, and financial statements will be significantly different subsequent to the consummation of any acquisition. The Company's operating expenses have been covered by advances from affiliates in recent months. However, there can be no assurance that the Company's affiliates will continue to fund operating costs in the future.

         The Company has been required to borrow funds from its affiliates in order to fund its general and administrative costs. As of September 30, 1998, such affiliates had loaned $173,652 to the Company which has been used to fund the Company's legal fees, accounting fees, filing fees, travel expenses and other administrative costs. The Company must continue to borrow funds in order to fund its costs of operations until such time, if ever, it effects a merger or acquisition transaction. There can be no assurance that the Company will be able to borrow additional funds from such affiliates or from any other persons. If the Company is not able to borrow additional funds as needed, it will not be able to fund its costs of operations.

         Results of Operations. The Company has not commenced any operations except for the preliminary investigation of potential acquisitions. The Company's assets, consisting primarily of cash, is on deposit in various interest bearing and non-interest bearing accounts pending the consummation of any acquisition. For the three months ended September 30, 1998, the Company had revenues of $2,780 expenses of $8,941 and a net loss of $6,161. For the three months ended September 30, 1997, the Company had revenues of $2,807 expenses of $6,309 and a net loss of $3,502. For the nine months ended September 30, 1998, the Company had revenues of $8,186 expenses of $23,956 and a net loss of $7,844. For the nine months ended September 30, 1997, the Company had revenues of $15,770 expenses of $19,549 and a net loss of $11,705. The Company will likely not have any revenues except for interest unless and until it is able to close an acquisition or merger transaction.

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


Dated:  July 27, 1999                   NIGHTINGALE, INC.



                                        By /s/ William Grilz
                                               William Grilz
                                               President
                                               Principal Financial Officer
                                               Principal Executive Officer