Form 10QSB
period 1999-03-31
NIGHTINGALE INC
filed 1999-11-15
CIK 837296

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1999

                         Commission File No. 33-23429-D


                                NIGHTINGALE, INC.
        (Exact name of Small Business Issuer as specified in its charter)


                 Utah                                    87-044988-8
          -------------------                          ----------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation of organization)                    Identification Number)


                      2232 Eastwood Blvd., Ogden, UT 84403
                     --------------------------------------
                    (Address of principal executive offices)


                                 (801) 479-0742
                                 --------------
                Registrant's telephone no., including area code:

                                   No Change
               ---------------------------------------------------
            Former name,  former address,  and former fiscal year, if
                              changed since last report.


         Common Stock outstanding at October 1, 1999 - 1,000,000 shares of $.001 par value Common Stock.


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

===============================================================================

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                               NIGHTINGALE, INC.

                     For the Quarter ended March 31, 1999.

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB
Item 1.   Financial Statements;

          Balance Sheet--March 31, 1999......................................3

          Statements of Operations--for the three months
          ended March 31, 1999 and March 31, 1998............................4

          Statements of Cash Flows--for the three months
          ended March 31, 1999 and March 31, 1998..........................5-6

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
Item 6(a).Reports on Form 8-K

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                                                 Balance Sheet
                                                                March 31, 1999
                                                                   (Unaudited)

------------------------------------------------------------------------------




               Assets

Current assets:
         Cash                                               $      1,310
         Restricted cash in escrow                               224,810
                                                            ------------

                  Total current assets                      $    226,120
                                                            ------------


------------------------------------------------------------------------

               Liabilities and Stockholders' Deficit

Current liabilities:
         Accounts payable and accrued liabilities           $      1,206
         Related party payables                                  199,437
         Common stock units subscribed                           177,017
                                                            ------------

                  Total current liabilities                      368,660
                                                            ------------

Stockholders' deficit:
         Common stock - par value $.001 per share.
            Authorized 100,000,000 shares; issued and
           outstanding 1,000,000 shares                            1,000
         Additional paid-in capital                               19,600
         Deficit accumulated during the development stage       (163,140)
                                                            ------------

            Total stockholders' deficit                         (142,540)
                                                            ------------

            Total liabilities and stockholders' deficiT     $    226,120
                                                            =============











See accompanying notes to financial statements.

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                           Statement of Operations (Unaudited)
                                                                March 31, 1999
------------------------------------------------------------------------------







                                                             Cumulative
                                        Three Months Ended     Amounts
                                             March 31,           From
                                       --------------------
                                          1999      1998      Inception
                                       ----------------------------------

Revenue - interest                      $ 2,488   $ 2,683     $ 89,228

Expenses:
    General and administrative            6,135     9,522      252,368
         expenses
                                       ----------------------------------

    Loss before income taxes             (3,647)   (6,839)    (163,140)

Income tax expense                          -         -           -
                                       ----------------------------------

         Net loss                       $ (3,647   $(6,839)  $(163,140)
                                       ----------------------------------

Loss per share - basic and              $  (.00)   $ (.00)   $    (.17)
diluted
                                       ----------------------------------

Weighted average shares -
basic and diluted                       1,000,000 1,000,000    977,000
                                       ----------------------------------














See accompanying notes to financial statements.

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                March 31, 1999
------------------------------------------------------------------------------

                                                                       Cumulative
                                                  Three months Ended   Amounts From
                                                       March 31
                                               ------------------------
                                                   1998        1997     Inception
                                               -----------------------------------
Cash flows from operating activities:
         Net loss                              $  (3,647)  $  (6,839)  $(163,140)
         Adjustments to reconcile net loss to
           net cash (used in) operating
           activities:
            Amortization                             -           -         1,350
            Increase in accounts payable and
              accrued liabilities                    74          -         1,206
                                               -----------------------------------

                  Net cash used in
                  operating activities            (3,573)     (6,839)  (160,584)
                                               -----------------------------------

Cash flows from investing activities:
         Increase in related party payables        7,356       9,309    190,437
         Increase in restricted cash in escrow    (2,488)     (2,683)  (224,810)
         Increase in notes receivable - related
            parties                                  -           -      (74,282)
         Increase in organization costs              -           -       (1,350)
         Payments of notes receivable - related
            parties                                  -           -       74,282
                  Net cash provided by
                  (used in) investing              4,868       6,626    (35,723)
                  activities
                                               -----------------------------------

Cash flows from financing activities:
         Proceeds from common stock units
           subscribed                                -           -       200,000
         Proceeds from issuance of stock             -           -        20,600
         Increase in offering costs                  -           -       (22,983)
                  Net cash provided by
                  financing activities               -           -       197,167
                                               -----------------------------------

                  Net increase in cash             1,295         213       1,310

Cash, beginning of period                             15         288         -
                                               -----------------------------------

Cash, end of period                            $   1,310    $     75    $  1,310
                                               -----------------------------------



See accompanying notes to financial statements.

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                     Continued
                                                                March 31, 1999
------------------------------------------------------------------------------





                                                             Cumulative
                                        Three months Ended   Amounts From
                                          September 30,
                                     ------------------------
                                         1998        1997     Inception
                                     -----------------------------------
Supplemental disclosure of cash flow
information:

            Interest paid            $     -      $     -     $     -
                                     -----------------------------------

            Income taxes paid        $     -      $     -     $    572
                                     -----------------------------------

























See accompanying notes to financial statements.

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                                          March 31, 1999
------------------------------------------------------------------------------






(1) The unaudited financial statements include the accounts of Nightingale, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the three month period ended March 31, 1999 and 1998, and cumulative amounts since inception. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

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

         Liquidity and Capital Resources. Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization and from the sale of stock in its public offering. As of March 31, 1999, the Company had unrestricted cash of $1,310 and restricted cash in the Rule 164-11-1 Escrow Account of $224,810. As of December 31, 1998, the Company had unrestricted cash of $15 and escrowed cash of $222,322. The Company's total liabilities amounted to $368,660 as of March 31, 1999, of which $177,017 was attributed to common stock Units subscribed. The Company's total liabilities amounted to $361,230 as of December 31, 1998, of which $177,017 was attributed to common stock units subscribed. The Company presently has no other resources. The Company is presently seeking potential acquisitions of private companies, technologies, or product distribution rights. Management believes that any acquisition will be made by issuing shares of the Company's authorized but unissued common stock. The Company's liquidity, capital resources, and financial statements will be significantly different subsequent to the consummation of any acquisition. The Company's operating expenses have been covered by advances from affiliates in recent months. However, there can be no assurance that the Company's affiliates will continue to fund operating costs in the future.

         The Company has been required to borrow funds from its affiliates in order to fund its general and administrative costs. As of March 31, 1999, such affiliates had loaned $199,437 to the Company which has been used to fund the Company's legal fees, accounting fees, filing fees, travel expenses and other administrative costs. The Company must continue to borrow funds in order to fund its costs of operations until such time, if ever, it effects a merger or acquisition transaction. There can be no assurance that the Company will be able to borrow additional funds from such affiliates or from any other persons. If the Company is not able to borrow additional funds as needed, it will not be able to fund its costs of operations.

         Results of Operations. The Company has not commenced any operations except for the preliminary investigation of potential acquisitions. The Company's assets, consisting primarily of cash, is on deposit in various interest bearing and non-interest bearing accounts pending the consummation of any acquisition. For the three months ended March 31, 1999, the Company had revenues of $2,488 expenses of $6,135 and a net loss of $3,647. For the three months ended March 31, 1998, the Company had revenues of $2,683 expenses of $9,522 and a net loss of $6,839. The Company will likely not have any revenues except for interest unless and until it is able to close an acquisition or merger transaction.

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

Item 6(a).Exhibits.  None.

Item 6(b).Reports on Form 8-K.  None.

                                SIGNATURE

       In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: October 1, 1999                     NIGHTINGALE, INC.



                                           By /s/ William Grilz
                                              William Grilz
                                              President
                                              Principal Financial Officer
                                              Principal Executive Officer