Form 10QSB
period 1999-06-30
NIGHTINGALE INC
filed 1999-11-15
CIK 837296

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1999

                         Commission File No. 33-23429-D


                                NIGHTINGALE, INC.
        (Exact name of Small Business Issuer as specified in its charter)


                Utah                                    87-044988-8
          -----------------                          ------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation of organization)                   Identification Number)


                      2232 Eastwood Blvd., Ogden, UT 84403
                   -------------------------------------------
                    (Address of principal executive offices)


                                 (801) 479-0742
                                ----------------
                Registrant's telephone no., including area code:


                                    No Change
                               ------------------
            Former name, former address, and former fiscal year, if
                           changed since last report.


         Common Stock outstanding at October 1, 1998 - 1,000,000 shares of $.001 par value Common Stock.


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

                     For the Quarter ended June 30, 1999.

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB
Item 1.   Financial Statements;

          Balance Sheet--June 30, 1999.......................................3

          Statements of Operations--for the three months and six
          months ended June 30, 1999 and June 30, 1998.......................4

          Statements of Cash Flows--for the six months
          ended June 30, 1999 and June 30, 1998............................5-6

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
Item 6(a).Reports on Form 8-K

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                                                 Balance Sheet
                                                                 June 30, 1999
                                                                   (Unaudited)

------------------------------------------------------------------------------




               Assets

Current assets:
         Cash                                               $      1,256
         Restricted cash in escrow                               227,298
                                                            ------------

                  Total current assets                      $    228,554
                                                            ------------


------------------------------------------------------------------------

               Liabilities and Stockholders' Deficit

Current liabilities:
         Accounts payable and accrued liabilities           $      1,206
         Related party Payables                                  197,873
         Common stock units subscribed                           177,017
                                                            ------------

                  Total current liabilities                      376,096
                                                            ------------

Stockholders' deficit:
         Common stock - par value $.001 per share.
            Authorized 100,000,000 shares; issued and
           outstanding 1,000,000 shares                            1,000
         Additional paid-in capital                               19,600
         Deficit accumulated during the development stage       (168,142)
                                                            ------------

              Total stockholders' deficit                       (147,542)
                                                            ------------

              Total liabilities and stockholders' deficit        228,554
                                                            ============










See accompanying notes to financial statements.

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                           Statement of Operations (Unaudited)
                                                                 June 30, 1999
------------------------------------------------------------------------------







                                                               Cumulative
                         Three Months Ended  Six months Ended   Amounts
                              June 30,           June 30,        From
                        ---------------------------------------
                           1999      1998     1999      1998   Inception
                        ------------------------------------------------

Revenue - interest      $    2,489  $ 2,723  $ 4,977  $ 5,406   $ 91,717

Expensen:
   General and
    administrative           7,490    5,492   13,626   15,014    259,859
      expenses
                        ------------------------------------------------

 Loss before income taxes   (5,001)  (2,769)  (8,649)  (9,608)  (168,142)

Income tax expense             -        -        -        -         -
                        ------------------------------------------------

         Net loss       $  (5,001)  $(2,769) $(8,649) $(9,608)$ (168,142)
                        ------------------------------------------------

Net Loss per share -
  basic diluted         $    (.01)  $  (.00) $  (.01) $ (.01) $    (.17)

                        ------------------------------------------------
    and diluted

Weighted average basic and
    diluted              1,000,000 1,000,000 1,000,000  1,000,000  977,000
                        ------------------------------------------------
















See accompanying notes to financial statements.

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                 June 30, 1999
------------------------------------------------------------------------------



                                                                 Cumulative
                                             Six months Ended    Amounts From
                                                 June 30,
                                         ------------------------
                                             1999        1998     Inception
                                         -----------------------------------
Cash flows from operating activities:
         Net loss                        $     (8,649)   $ (9,608) $(168,142)
         Adjustments to reconcile net
          loss to net
           cash used in operating
           activities:
            Amortization                          -           -       1,350
            Increase in accounts payable and
              accrued liabilities                 74          -       1,206
                                          -----------------------------------

                  Net cash used in
                  operating activities
                                               (8,575)     (9,597)  (165,586)
                                          -----------------------------------

Cash flows from investing activities:
    Increase in related party payables         14,792      14,715    197,873
    Increase in restricted cash in escrow      (4,976)     (5,406)  (227,298)
         Increase in notes receivable -
             related parties                      -           -      (74,282)
         Increase in organization costs           -           -       (1,350)
         Payment of notes receivable - related
            parties                               -           -       74,282
                                          -----------------------------------

                  Net cash provided by
                  (used in)                     9,816       9,309    (30,775)
                  investing activities
                                          -----------------------------------

Cash flows from financing activities:
         Proceeds from common stock units
           subscribed                             -           -      200,000
         Proceeds from issuance of stock          -           -       20,600
         Increase in offering costs               -           -      (22,983)
                  Net cash provided by
                  financing activities            -           -      197,617
                                          -----------------------------------

                  Net increase (decrease) in
                     cash                       1,241        (288)     1,256

Cash, beginning of period                          15         288        -
                                          -----------------------------------

Cash, end of period                       $     1,256     $    -   $   1,256
                                          ===================================

See accompanying notes to financial statements.

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                     Continued
                                                                 June 30, 1999
------------------------------------------------------------------------------






                                                             Cumulative
                                         Six months Ended    Amounts From
                                             June 30,
                                     ------------------------
                                         1999        1998     Inception
                                     -----------------------------------
Supplemental disclosure of cash flow
information:

            Interest paid            $     -     $     -     $    -
                                     -----------------------------------

            Income taxes paid        $     -     $     -     $   572
                                     -----------------------------------

























See accompanying notes to financial statements.

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)
                                          Notes to Financial Statements
                                                          June 30, 1999
------------------------------------------------------------------------------

(1) The unaudited financial statements include the accounts of Nightingale, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1999 and the results of operations and cash flows for the three month and six month periods ended June 30, 1999 and 1998, and cumulative amounts since inception. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

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

         Liquidity and Capital Resources. Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization and from the sale of stock in its public offering. As of June 30, 1999, the Company had unrestricted cash of $1,256 and restricted cash in the Rule 164-11-1 Escrow Account of $227,298. As of December 31, 1998, the Company had unrestricted cash of $15 and escrowed cash of $222,322. The Company's total liabilities amounted to $376,096 as of June 30, 1999, of which $177,017 was attributed to common stock Units subscribed. The Company's total liabilities amounted to $361,230 as of December 31, 1998, of which $177,017 was attributed to common stock units subscribed. The Company presently has no other resources. The Company is presently seeking potential acquisitions of private companies, technologies, or product distribution rights. Management believes that any acquisition will be made by issuing shares of the Company's authorized but unissued common stock. The Company's liquidity, capital resources, and financial statements will be significantly different subsequent to the consummation of any acquisition. The Company's operating expenses have been covered by advances from affiliates in recent months. However, there can be no assurance that the Company's affiliates will continue to fund operating costs in the future.

         The Company has been required to borrow funds from its affiliates in order to fund its general and administrative costs. As of June 30, 1999, such affiliates had loaned $197,873 to the Company which has been used to fund the Company's legal fees, accounting fees, filing fees, travel expenses and other administrative costs. The Company must continue to borrow funds in order to fund its costs of operations until such time, if ever, it effects a merger or acquisition transaction. There can be no assurance that the Company will be able to borrow additional funds from such affiliates or from any other persons. If the Company is not able to borrow additional funds as needed, it will not be able to fund its costs of operations.

         Results of Operations. The Company has not commenced any operations except for the preliminary investigation of potential acquisitions. The Company's assets, consisting primarily of cash, is on deposit in various interest bearing and non-interest bearing accounts pending the consummation of any acquisition. For the three months ended June 30, 1999, the Company had revenues of $2,489 expenses of $7,490 and a net loss of $5,001. For the three months ended June 30, 1998, the Company had revenues of $2,723 expenses of $5,492 and a net loss of $2,769. For the six months ended June 30, 1999, the Company had revenues of $4,977 expenses of $13,626 and a net loss of $8,649. For the six months ended June 30, 1998, the Company had revenues of $5,406 expenses of $15,014 and a net loss of $9,608. The Company will likely not have any revenues except for interest unless and until it is able to close an acquisition or merger transaction.

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