Form 10KSB
period 1998-12-31
NIGHTINGALE INC
filed 1999-11-17
CIK 837296

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-KSB
                                  ------------


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-23429-D
                                  ------------


                                NIGHTINGALE, INC.
           (Name of Small Business Issuer as specified in its charter)


               Utah                                    87-044988-8
        ------------------                           --------------
    (State or other jurisdiction of                 (I.R.S. employer
     incorporation or organization)                  identification No.)

          2232 Eastwood Blvd.                             84403
           Ogden, Utah 84403                           ----------
        ---------------------                          (Zip Code)
(Address of principal executive offices)


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Issuer's revenues for the fiscal year ending December 31, 1998 were $10,812.

     As of the date hereof, there is no public market for the Registrant's securities. The Registrant has closed its public offering but, pursuant to Rule 164-11-1 as promulgated by the Utah Securities Division, no securities sold in the public offering have been issued. The number of shares outstanding of the Registrant's sole class of common stock, as of December 31, 1998, and as of October 1, 1999, is 1,000,000 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

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

      The Company received a total of $200,000 from the sale of Units of its securities in its public offering. The Company deposited 80% of the net offering proceeds, or $140,000, in an escrow account pending compliance with Utah Rule 164-11-1. As of December 31, 1998, a total of $222,322 was held in the Rule 164-11-1 Escrow Account.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No meetings of the Company's shareholders were held during the fiscal year ending December 31, 1998

                                    PART II

ITEM 5. MARKET FOR THE Company'S COMMON STOCK AND WARRANTS AND RELATED SECURITY HOLDER MATTERS

     Market for Common Stock. There is no public market for the Company's securities.

      Holders. The number of record holders of the Company's common stock as of December 31, 1998 and October 1, 1999, is 4. Pursuant to Rule 164-11-1 as adopted by the Utah Securities Division, no securities of the Company were issued to purchasers of the Units of Company offered in the public offering.

      Dividends. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

      Warrants. A total of 2,000,000 Units of the Company's Common Stock were subscribed for in the Company's public offering. Each Unit consisted of one share of Common Stock, $.001 par value, and one "A" Warrant to purchase one share of Common Stock at $.25 per share exercisable during a twelve month period commencing 30 days from the date of the closing of the offering, and ending twelve months thereafter, and one "B" Warrant to purchase one share of Common Stock at

$.50 per share exercisable during an eighteen month period commencing 30 days from the date of the close of the offering and ending eighteen months thereafter. The offering was closed on September 28, 1989. The Warrants have been extended on several occasions and now expire on December 31, 1999. The Warrants cannot be exercised unless a current Registration Statement is in effect, of which there can be no assurance. The Company has the right to call the Warrants for redemption, in whole or in part, upon 30 days prior written notice at a price of $.001 per Warrant. If the Warrants are called for redemption, they may be exercised at any time prior to the close of business on the day preceding the date fixed for redemption. Any rights to purchase Common Stock subject to the Warrants will be forfeited to the extent such Warrants are not exercised prior to such date. The Common Stock and Warrants sold as Units pursuant to this offering are not transferable separately until the exercise period commences.

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

Liquidity and Capital Resources

      Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization less amounts expended for offering costs and operations to date. As of December 31, 1998, the Company had total assets of $222,337 which included $222,322 of restricted cash. Therefore, the Company had essentially no usable cash as of December 31, 1998 and is dependent upon loans and advances from its management and affiliates to fund its expenses pending the completion of an merger or acquisition. As of December 31, 1998, the Company owed affiliates $183,081. As a result of the Company's lack of liquid and useable capital, the company's affiliates have loaned money to the Company on an as needed basis to fund professional fees, filing fees, travel costs and other costs of the Company. There can be no assurance that the Company's affiliates will continue to loan money to the Company for its expenses.

Results of Operations

      The Company has not commenced any active operations as of the date hereof, except for its search for suitable acquisition candidates. The Company's assets consist primarily of cash, which is on deposit in interest-bearing and non-interest bearing accounts. The only revenue generated by the Company since its inception is interest. The Company had interest income of $10,812 for the year ending December 31, 1998 compared with total interest income of $10,563 for the year ending December 31, 1997. Total expenses for the year ending December 31, 1998, were $32,867 as compared with $25,201 for the year ending December 31, 1997. The Company's expenses consist primarily of travel expenses and professional fees incurred in connection with proposed acquisitions. The Company had a net loss of $22,055 for the year ending December 31, 1998 compared with a loss of $14,638 for the year ending December 31, 1997.

Inflation

      The Company does not believe that inflation will negatively impact its business plans.

ITEM 7.  FINANCIAL STATEMENTS

                         Index to Financial Statements
Financial Statements

      Independent Accountants' Report - July 30, 1999

      Balance Sheet
        December 31, 1998

      Statement of Operations
        Years ended December 31, 1998 and 1997

      Statement of Changes in Stockholders' Deficit
        From Inception January 9, 1988 through December 31, 1998

      Statement of Cash Flows -
        Years ended December 31, 1998 and 1997

      Notes to Financial Statements

Financial Statement Schedules

      All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Nightingale, Inc.


We have audited the accompanying balance sheet of Nightingale, Inc. (a development stage company) as of December 31, 1998, and the related statements of operations, stockholders' deficit and cash flows for the two years then ended and cumulative amounts from January 9, 1988 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nightingale, Inc. (a development stage company) as of December 31, 1998, and the results of its operations and its cash flows for the two years then ended and cumulative amounts from January 9, 1988 (date of inception) through December 31, 1998, in conformity with generally accepted accounting principles.

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

                                          TANNER + CO.


Salt Lake City, Utah
July 30, 1999

                                NIGHTINGALE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1998
- -------------------------------------------------------------------------------


         Assets

Current assets:
   Cash                                                     $         15
   Restricted cash held in escrow                                222,322
                                                            ------------

            Total current assets                            $    222,337
                                                            ------------

- ------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued liabilities                 $      1,132
   Advances from related parties                                 183,081
   Common stock units subscribed                                 177,017
                                                            ------------

            Total current liabilities                            361,230
                                                            ------------

Stockholders' deficit:
   Common stock - par value $.001 per share.
     Authorized 100,000,000 shares; issued and
     outstanding 1,000,000 shares                                  1,000
   Additional paid-in capital                                     19,600
   Deficit accumulated during the development stage             (159,493)
                                                            ------------

            Total stockholders' deficit                         (138,893)
                                                            ------------

            Total liabilities and stockholders' deficit     $   (222,337)
                                                            ------------






- ------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                NIGHTINGALE, INC.
                          (A Development Stage Company)
                             Statement of Operations
                 Years Ended December 31, and Cumulative Amounts
- ------------------------------------------------------------------------------



                                                             Cumulative
                                        1998        1997      Amounts
                                    ------------------------------------

Revenues - interest                 $   10,812    $  10,563   $  86,740

General and administrative expenses     32,867       25,201     246,233
                                    ------------------------------------

   Loss before income taxes            (22,055)     (14,638)   (159,493)

Income taxes                                -           -           -
                                    ------------------------------------

   Net loss                         $  (22,055)   $ (14,638)  $(159,493)
                                    ------------------------------------

   Net loss per share - basic
     and dil$ted                    $       (.02)     $(.01)       (.16)
                                    ------------------------------------

   Weighted Average Shares
      Basic and Diluted               $1,000,000  $1,000,000    $977,000
                                    ------------------------------------





- ------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                NIGHTINGALE, INC.
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit
          January 9, 1988 (Date of Inception) Through December 31, 1998
- ------------------------------------------------------------------------------


                                                                     Deficit
                                                                   Accumulated
                                                       Additional   During the
                                      Common Stock       Paid-In    Development
                                 ----------------------
                                   Shares      Value     Capital      Stage      Total
                                 ------------------------------------------------------

Balance,
January 9, 1988                       -      $    -      $   -     $   -       $   -

Issuance of common stock for:
Cash                               995,000       995      19,005       -        20,000
Services                             5,000         5         595       -           600

Net loss                              -           -          -      (1,534)     (1,534)

Balance,
December 31, 1988                1,000,000     1,000      19,600    (1,534)     19,066

Net loss                              -           -          -      (3,842)     (3,842)
                                 ------------------------------------------------------

Balance,
December 31, 1989                1,000,000     1,000      19,600    (5,376)     15,224

Net loss                              -           -          -     (10,018)    (10,018)
                                 ------------------------------------------------------

Balance,
December 31, 1990                1,000,000     1,000      19,600   (15,394)      5,206

Net loss                              -           -          -      (1,494)     (1,494)
                                 ------------------------------------------------------

Balance,
December 31, 1991                1,000,000     1,000      19,600   (16,888)      3,712

Net loss                              -           -          -     (25,203)    (25,203)
                                 ------------------------------------------------------
Balance,
December 31, 1992                1,000,000     1,000      19,600   (42,091)    (21,491)

Net loss                              -           -          -     (46,300)    (46,300)
                                 ------------------------------------------------------


- ------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                NIGHTINGALE, INC.
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit
                                    Continued

- ------------------------------------------------------------------------------




                                                        Deficit
                                                        Accumulate
                         Common Stock       Additional  During the
                     ----------------------  Paid-In     Development
                       Shares      Value     Capital     Stage       Total
                     ------------------------------------------------------
Balance,
December 31, 1993     1,000,000      1,000     19,600    (88,391)  (67,791)

Net loss                  -            -          -      (18,078)  (18,078)
                     ------------------------------------------------------

Balance,
December 31, 1994     1,000,000      1,000     19,600   (106,469)  (85,869)

Net loss                  -            -          -       (8,131)   (8,131)
                     ------------------------------------------------------
Balance,
December 31, 1995     1,000,000      1,000     19,600   (114,600)  (94,000)

Net loss                  -            -          -       (8,200)   (8,200)
                     ------------------------------------------------------

Balance,
December 31, 1996     1,000,000      1,000     19,600   (122,800) (102,200)

Net loss                  -            -          -      (14,638)  (14,638)
                     ------------------------------------------------------

Balance,
December 31, 1997     1,000,000      1,000     19,600   (137,438) (116,838)

Net loss                  -            -          -      (22,055)  (22,055)
                     ------------------------------------------------------

Balance,
December 31, 1998     1,000,000      1,000     19,600    159,493   138,893
                     ------------------------------------------------------



- ------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                NIGHTINGALE, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                 Years Ended December 31, and Cumulative Amounts
- ------------------------------------------------------------------------------





                                                                    Cumulative
                                                1997        1996      Amounts
                                             ----------------------------------
Cash flows from operating activities:
   Net loss                                 $   (22,055)  $(14,638)  $(159,493)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Amortization                                  -           -        1,350
      Increase (decrease) in accounts
        payable and accrued liabilities             441        121      19,601
                                             ----------------------------------
            Net cash used in
            operating activities                (21,614)   (14,517)   (138,542)
                                             ----------------------------------

Cash flows from investing activities:
   Increase related parties payables             32,153     24,986     164,611
   Decrease in restricted cash held in          (10,812)   (10,406)   (222,321)
      escrow
   Increase in organization costs                   -          -        (1,350)
                                             ----------------------------------
            Net cash provided by (used in)
            investing activities                 21,341     14,580     (59,060)
                                             ----------------------------------

Cash flows from financing activities:
   Proceeds from commons stock units
     subscribed                                     -          -       200,000
   Increase in offering costs                       -          -       (22,983)
   Proceeds from issuance of common                 -          -        20,600
      stock
                                             ----------------------------------
            Net cash provided by
            financing activities                    -          -       197,617
                                             ----------------------------------

            Net (decrease) increase in             (273)       63           15
               cash

Cash, beginning of period                           288       225            -
                                             ----------------------------------

Cash, end of period                           $     15    $   288    $      15
                                             ==================================




- ------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                NIGHTINGALE, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                    Continued
 ------------------------------------------------------------------------------



Supplemental disclosure of cash flow information:


                                                             Cumulative
                                         1998        1997      Amounts
                                      ----------------------------------

         Interest paid                $    -     $      -    $     9,213
                                      ----------------------------------

         Income taxes paid            $    -     $      -    $     1,048
                                      ----------------------------------






- ------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                   15

                                                       NIGHTINGALE, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                                       December 31, 1998
- ------------------------------------------------------------------------------


1. Summary of Significant Accounting Principles

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


Earnings  Per  Common  and  Common  Equivalent  Share
The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year.


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


- ------------------------------------------------------------------------------

Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.


2. Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring losses, the excess of current liabilities over current assets, and stockholders' deficit, the Company's ability to continue as a going concern is dependent on attaining future profitable operations, and obtaining additional financial and/or capital.

As shown in the statement of operations, the Company had cumulative losses of $159,493 as of December 31, 1998. Management of the Company is currently following a plan to attempt to resolve these uncertainties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3. Common Stock Units Subscribed and Restricted Cash
The Company has closed but not completed a public offering on Form S-18 in accordance with the Securities Act of 1933 of 2,000,000 units as of September 1989. Each unit consists of one share of the Company's common stock, one "A" warrant and one "B" warrant. Each "A" warrant allows the holder to purchase one share of the Company's common stock at a price of $.25 per share of common stock beginning thirty days after the close of this offering. Each "B" warrant allows the holder to purchase one share of the Company's common stock at a price of $.50 per share beginning thirty days after the close of this offering. During 1997, the Company extended the expiration date of both the "A" warrants and "B" warrants to December 31, 1999. Under terms of the offering, the Company placed in escrow $140,000 which approximated 80% of the net offering proceeds. The cash will remain in escrow until the Company can specifically allocate the use of the proceeds. At the time of the allocation of the proceeds a post-effective amendment will be filed. At the time of the post-effective amendment, the investors in the common stock units must be given twenty days to ratify or rescind their investment. Investors who choose to rescind their investment will receive a pro rata refund of all offering proceeds. However, should enough investors request a refund such that the net tangible asset value of the Company after the refund would be less than seventy-five thousand dollars ($75,000) the Company shall make a pro rata refund of all unused offering proceeds to investors. The shares were sold for $.10 per share.



- ------------------------------------------------------------------------------

4. Related Party Transactions
The Company has entered into an oral agreement with its president providing for the use of a portion of his home as a temporary office for the Company until such time as the Company needs additional facilities. The Company will not pay rent for the use of such facilities.

The Company received advances from officers, stockholders and entities they control. As of December 31, 1998 $132,600 was due to related parties with no repayment terms and interest at 10%. Accrued interest due to related parties totaled $50,481 at December 31, 1998.

5. Income Taxes
The difference between income taxes at statutory rates for the years ended December 31, 1998 and 1997 and the amount presented in the financial statements is the increase in the tax valuation allowance of approximately $7,000 and $5,000, which offsets the income tax benefit of the operating loss.

Deferred tax assets consist of the following:

                                    December 31,
                              ------------------------
                                  1998        1997
                              ------------------------

Operating loss carryforward$  $  54,000   $  47,000
Valuation allowance             (54,000)    (47,000)
                              ------------------------

                              $     -      $     -
                              ------------------------



The Company has net operating loss carryforwards of approximately $160,000 which begin to expire in 2002. The amount of net operating loss carryforward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized and any significant changes in the ownership of the Company.


6. Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS as previously required. The new standard also requires additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported.

- ------------------------------------------------------------------------------

7. Fair Value of Financial Instruments
None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.

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


                                PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT.

   A. Identification of Directors and Executive Officers

   The following individuals are the current officers and directors of the Company and will serve for one year or until their respective successors are elected and qualified. They are:

             Name             Age         Position

          William Grilz       40          President/Chairman of the
                                          Board of Directors

          Michael Hendry      47          Director

          David Knudson       39          Secretary/Treasurer/Director

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

                          SUMMARY COMPENSATION TABLE

                                Long Term Compensation

                       Annual Compensation      Awards       Payouts
(a)             (b)   (c)    (d)   (e)       (f)      (g)      (h)     (i)
                                   Other                               All
Name and                           Annual    Restrict Option/ LTIP     Other
Principal             ($)    ($)   Compen-   Stock    SAR's   Payouts  Compen-
Position       Year  Salary  Bonus sation($) Awards($) (#)      ($)    sation($)
- -------------------------------------------------------------------------------
William Grilz  1998  $1,600  $ -0-  $ -0-    $ -0-    $ -0-   $ -0-    $ -0-
President, CEO 1997  $1,220  $ -0-  $ -0-    $ -0-    $ -0-   $ -0-    $ -0-
and Chairman   1996  $ -0-   $ -0-  $ -0-    $ -0-    $ -0-   $ -0-    $ -0-
- -------------------------------------------------------------------------------

      No options, stock appreciation rights or long-term incentive plan awards were issued or granted to the Company's chief executive officer during the fiscal years ended December 31, 1998, 1997 and 1996. As of December 31, 1998, the end of the Company's last fiscal year, the Company's management owned no options or stock appreciation rights. Accordingly, no tables relating to such items have been included in this Item 10.

      Each officer and director will be paid a maximum of $20 per hour for actual hours devoted to the Company's business, estimated not to exceed an aggregate of $5,000 per year for all officers as a group. Officers and directors will be reimbursed for actual out-of-pocket expenses incurred on behalf of the Company. It is currently estimated that officer and director compensation will not exceed the rate of $5,000 per year for all officers and directors as a group, until such time as the Company may require full or extensive time commitments from any officer or director. Except as noted above, the Company has no agreement or understanding, express or implied, with any officer or director or any other person regarding employment with the Company or compensation for services. For the year ended December 31, 1998, the Company paid no compensation to management or outside consultants for services rendered to the Company.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      A.  Security Ownership of Certain Beneficial Owners

      The following persons are known to the Company to be the beneficial owner of more than 5 percent of the Company's voting stock as of September 30 1997:


                                  Number of
                                  Shares
    Name                          Owned           Percent


William Grilz(1)(2)               125,000         12.50%
2232 Eastwood Blvd.
Ogden, UT  84403
 President/Director

Michael Hendry(1)(2)              200,000         20.00%
1862 East 1900 North
Layton, UT  84040
 Director

David Knudson (1)(3)                  -0-             0%
2331 East 1200 North
Layton, UT 84040
 Secretary/Director

Mark Scharmann(2)                 625,000         62.50%
1661 Lakeview Circle
Ogden, UT  84403

A. O. Headman, Jr.(2)              50,000          5.00%
960 Northcliffe Drive
Salt Lake City, UT 84103

ALL OFFICERS AND DIRECTORS
AS A GROUP (3 INDIVIDUALS)        325,000        32.500%
                                  -------       ---------

ALL SHAREHOLDERS AS A           1,000,000        100.00%
                                =========       =========
GROUP


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

     (3) The Company has granted Mr. Knudson an option to purchase 100,000 shares of the Company's common stock at a price of $.10 per share. Such option expires December 31, 1999.

     All shares are held beneficially and of record and each record shareholder has sole voting and investment power. The Company sold 2,000,000 Units of its securities in its public offering. However, pursuant to Rule 11.1 as adopted by the Utah Securities Division, none of such Units have been issued. (See "Item 1
- - Business.")

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Since 1993, the Company has borrowed money from Troika Capital Investment, Inc. As of December 31, 1998, the amount due Troika Capital Investment, Inc. for principal and interest was $183,081.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     A.    Exhibits.

     3.1 Certificate of Incorporation - incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18 (SEC File No. 33-23429-D)

     3.2 Bylaws - incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18 (SEC File No. 33-23429-D).

     B. Form 8-K. In December 1998 the Company filed a Form 8-K in connection with the extension of the exercise period of its Class "A" and Class "B" Common Stock Purchase Warrants to December 31, 1999.

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

Dated: November 16, 1999


     Pursuant to the requirements of the Securities Act of 1934, this Disclosure Statement has been signed by the following persons in the capacities and on the dates indicated:


Signature                      Title                 Date


/s/ William Grilz              President             November 16, 1999
William Grilz                  and Director


/s/ Michael Hendry             Director              November 16, 1999
Michael Hendry


/s/ David Knudson              Secretary/Treasurer   November 16, 1999
David Knudson                  and Director