Form 10QSB
period 1999-09-30
NIGHTINGALE INC
filed 2000-03-21
CIK 837296

===============================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the Quarter Ended September 30, 1999

                        Commission File No. 33-23429-D


                              NIGHTINGALE, INC.
       (Exact name of Small Business Issuer as specified in its charter)


                Utah                                          87-044988-8
          -----------------                              -------------------
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation of organization)                     Identification Number)


                    2232 Eastwood  Blvd.,  Ogden, UT 84403
               ------------------------------------------------
                    (Address of principal executive offices)


                               (801) 479-0742
                              ----------------
               Registrant's telephone no., including area code:


                                   No Change
                              --------------------
             Former name, former address, and former fiscal year, if
                           changed since last report.


          Common Stock outstanding at March 7, 1998 - 1,000,000 shares of $.001 par value Common Stock.


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

                   For the Quarter ended September 30, 1999.

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB
                                                                 --------------
Item 1.   Financial Statements;

          Balance Sheet--September 30, 1999..................................3

          Statements of Operations--for the three months and nine
          months ended September 30, 1999 and September 30, 1998.............4

          Statements of Cash Flows--for the nine months
          ended September 30, 1999 and September 30, 1998..................5-6

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
Item 6(a).Reports on Form 8-K

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)


                                                           Balance Sheet
                                          September 30, 1999 (Unaudited)
------------------------------------------------------------------------------





         Assets

Current assets:
   Cash                                                     $        614
   Restricted cash in escrow                                     229,998
                                                            ------------

            Total current assets                            $    230,612
                                                            ============


------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued liabilities                 $      1,207
   Advances from related party                                   201,417
   Common stock units subscribed                                 177,017
                                                            ------------

            Total current liabilities                            379,641
                                                            ------------

Stockholders' deficit:
   Common stock - par value $.001 per share.
      Authorized 100,000,000 shares; issued and
     outstanding 1,000,000 shares                                  1,000
   Additional paid-in capital                                     19,600
   Deficit accumulated during the development stage             (169,629)
                                                            ------------

            Total stockholders' deficit                         (149,029)
                                                            ------------

            Total liabilities and stockholders' deficit     $    230,612
                                                            ============

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)

                       Statement of Operations (Unaudited)


------------------------------------------------------------------------------







                                                               Cumulative
                         Three Months Ended  Nine Months Ended  Amounts
                           September 30,       September 30,     From
                        ---------------------------------------
                           1999      1998     1999      1998   Inception
                        ----------------------------------------------------

Revenue - interest      $  2,699   $ 2,780   $ 7,677   $ 8,186  $  94,417

General and administrative
expenses                   4,187     8,941   17,813     23,956    264,046
                        ----------------------------------------------------

 Loss before income taxes (1,488)   (6,161) (10,136)   (15,770)  (169,629)

Income tax expense           -         -        -         -        -
                        ----------------------------------------------------

   Net loss             $  (1,488) $ (6,161) $(10,136)  $(15,770) $(169,629)
                        ====================================================

Loss per share          $    $(.00)    $(.01)   $ (.01)   $(.02)     (.17)
                        ====================================================

Weighted average number  1,000,000 1,000,000  1,000,000 1,000,000 1,000,000
of shares outstanding   ====================================================

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)
                                      Statement of Cash Flows (Unaudited)
------------------------------------------------------------------------------



                                                                  Cumulative
                                              Nine Months Ended     Amounts
                                                September 30,        From
                                           -----------------------
                                              1999        1998     Inception
                                           ----------------------------------
Cash flows from operating activities:
   Net loss                                $  (10,136)  $(15,770)  $(169,629)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
      Amortization                               -          -         1,350
      Increase in accounts payable and
        accrued liabilities                        76      1,010      1,207
                                           ----------------------------------

            Net cash provided by (used in)
            operating activities              (10,060)   (14,760)  (167,072)
                                           ----------------------------------

Cash flows from investing activities:
   Increase in organization costs                 -         -        (1,350)
   Increase in restricted cash in escrow       (7,677)    (8,186)  (229,998)
                                           ----------------------------------

            Net cash used in
            investing activities               (7,677)    (8,186)  (231,348)
                                           ----------------------------------

Cash flows from financing activities:
   Proceeds from common stock units
     subscribed                                   -          -     200,000
   Proceeds from issuance of stock                -          -      20,600
   Increase in offering costs                     -          -     (22,983)
   Increase (decrease) in advances from
     related party                             18,336     22,723   201,417
                                           ----------------------------------

            Net cash provided by (used in)
            financing activities               18,336     22,723   399,034
                                           ----------------------------------

            Net (decrease) increase in cash       599       (221)      614

Cash, beginning of period                          15        288        -
                                           ----------------------------------

Cash, end of period                        $      614   $     67   $   614
                                           ==================================

                  Statement of Cash Flows (Unaudited)
                                                               Continued
------------------------------------------------------------------------------






                                                             Cumulative
                                        Nine Months Ended      Amounts
                                          September 30,         From
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
                                     -----------------------------------

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)

                                           Notes to Financial Statements


------------------------------------------------------------------------------






(1) The unaudited financial statements include the accounts of Nightingale, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1999 and the results of operations and cash flows for the three month and nine month periods ended September 30, 1999 and 1998, and cumulative amounts since inception. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

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

   Liquidity and Capital Resources. Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization and from the sale of stock in its public offering. As of September 30, 1999, the Company had unrestricted cash of $614 and restricted cash in the Rule 164-11-1 Escrow Account of $229,988. As of December 31, 1998, the Company had unrestricted cash of $15 and escrowed cash of $222,322. The Company's total liabilities amounted to $379,641 as of September 30, 1999, of which $177,017 was attributed to common stock Units subscribed. The Company's total liabilities amounted to $361,230 as of December 31, 1998, of which $177,017 was attributed to common stock units subscribed. The Company presently has no other resources. The Company is presently seeking potential acquisitions of private companies, technologies, or product distribution rights. Management believes that any acquisition will be made by issuing shares of the Company's authorized but unissued common stock. The Company's liquidity, capital resources, and financial statements will be significantly different subsequent to the consummation of any acquisition. The Company's operating expenses have been covered by advances from affiliates in recent months. However, there can be no assurance that the Company's affiliates will continue to fund operating costs in the future.

   The Company has been required to borrow funds from its affiliates in order to fund its general and administrative costs. As of September 30, 1999, such affiliates had loaned $201,417 to the Company which has been used to fund the Company's legal fees, accounting fees, filing fees, travel expenses and other administrative costs. The Company must continue to borrow funds in order to fund its costs of operations until such time, if ever, it effects a merger or acquisition transaction. There can be no assurance that the Company will be able to borrow additional funds from such affiliates or from any other persons. If the Company is not able to borrow additional funds as needed, it will not be able to fund its costs of operations.

   Results of Operations. The Company has not commenced any operations except for the preliminary investigation of potential acquisitions. The Company's assets, consisting primarily of cash, is on deposit in various interest bearing and non-interest bearing accounts pending the consummation of any acquisition. For the three months ended September 30, 1999, the Company had revenues of $2,699 expenses of $4,187 and a net loss of $1,488. For the three months ended September 30, 1998, the Company had revenues of $2,780 expenses of $8,941 and a net loss of $6,161. For the nine months ended September 30, 1999, the Company had revenues of $7,677 expenses of $17,813 and a net loss of $10,136. For the nine months ended September 30, 1998, the Company had revenues of $8,186 expenses of $23,956 and a net loss of $15,770. The Company will likely not have any revenues except for interest unless and until it is able to close an acquisition or merger transaction.



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


Dated: March 17, 2000               NIGHTINGALE, INC.



                                    By /s/ William Grilz
                                   --------------------------------------
                                           William Grilz
                                           President
                                           Principal Financial Officer
                                           Principal Executive Officer