Form 10KSB
period 1999-12-31
NIGHTINGALE INC
filed 2000-11-03
CIK 837296

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-KSB
                                  ------------


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-23429-D
                                  ------------


                                NIGHTINGALE, INC.
           (Name of Small Business Issuer as specified in its charter)


               Utah                                      87-044988-8
         ------------------                           -----------------
   (State or other jurisdiction of                    (I.R.S. employer
    incorporation or organization)                  identification No.)
         2232 Eastwood Blvd.
         Ogden, Utah 84403                                  84403
        -------------------                           -----------------
 (Address of principal executive offices)                (Zip Code)


         Issuer's telephone number, including area code: (801) 479-0742
                                  ------------


    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: None


     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes No X
 .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Issuer's revenues for the fiscal year ending December 31, 1999 were $10,615.

     As of the date hereof, there is no public market for the Registrant's securities. The Registrant has closed its public offering but, pursuant to Rule 164-11-1 as promulgated by the Utah Securities Division, no securities sold in the public offering have been issued. The number of shares outstanding of the Registrant's sole class of common stock, as of December 31, 1999, and as of October 1, 2000, is 1,000,000 shares.

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

      The offering was closed on October 6, 1989. All 2,000,000 Units offered were subscribed for and a total of $200,000 was deposited into the Company's Escrow Account. The offering was registered for sale in the State of Utah and therefore, the Company was and is required to comply with Rule 164-11-1 as promulgated by the Utah Securities Division. Such Rule prohibits the issuance of shares, the secondary trading of the Company's securities and the expenditure of more than 20 percent of the net offering proceeds without first giving subscribers a rescission offering in connection with an acquisition. The Utah Securities Division has recently agreed to waive the requirements of Rule 164-11-1 insofar as they relate to the Company, subject to compliance with certain conditions. (see "Rule 164-11-1 As Promulgated by the Utah Securities Division").

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

      The Company received a total of $200,000 from the sale of Units of its securities in its public offering. The Company deposited 80% of the net offering proceeds, or $140,000, in an escrow account pending compliance with Utah Rule 164-11-1. As of December 31, 1999, a total of $232,937 was held in the Rule 164-11-1 Escrow Account.

      On July 31, 2000, the Company's counsel sent a letter to the Utah Securities Division requesting a waiver of Rule 164-11-1 so far as it applied to the Company. In lieu of compliance with Rule 164-11-1, the Company undertook to take the following action:

      1. The Company would immediately file a Form 8-K with the SEC describing the course of action set forth below.

      2. The Company would immediately offer a rescission to each of its public investors. Inasmuch as there are only 41 investors, a number of which are accredited investors, the rescission offer would be made in compliance with SEC Rule 506 or Section 4(2) of the Securities Act of 1933, as amended, as a non-public offering. There are sufficient funds in the Rule 11-1 escrow account to provide a full rescission of the principal amount invested by the public investors. A Private Rescission Offering Memorandum would be distributed to each public investor describing the rescission.

      3. Any investor electing to rescind would be immediately repaid his or her investment and would thereafter have no interest in the Company.

      4. Any investor electing not to rescind would be issued shares of the Company's common stock and would have no subsequent rights to rescind.

      5. After the rescission is completed, all funds held in the escrow account, after the payment of funds to rescinding investors, will be delivered to the Company for its use for general corporate purposes.

      6. At such time as the Company locates an acquisition transaction, it will prepare and distribute to its stockholders a proxy statement describing the acquisition transaction. Although the Company is not subject to the SEC Proxy Rules, it would substantially utilize the disclosure requirements of the Proxy Rules in connection with such proxy statement

      7. Regardless of the structure of the acquisition, each of the Company's stockholders would be granted dissenting stockholder appraisal rights as provided for in the Utah Revised Business
            Corporations Act, provided however, the amount to be paid to dissenting shareholders would not be less than the amount invested by such dissenting shareholders. Accordingly, public investors would have two opportunities to receive back their investment.

      8. Management of the Company would vote their shares for or against an acquisition proposal in the same ratio as non-management shares are voted. This would allow the public shareholders to determine whether a particular acquisition is affected.

      9. Prior to the completion of an acquisition, no public market for the Company's common stock would be developed through the efforts of the Company or its management.

      10. The Company would, prior to the completion of an acquisition, continue to file reports with the SEC pursuant to Section 15(d) of the Securities Exchange Act, as amended.

      On September 13, 2000, the Utah Securities Division notified the Company that it was willing to waive compliance with Rule 164-11-1 if the Company complied with the actions listed above. The Utah Securities Division also required the Company to provide it with a copy of the rescission offering before it is forwarded to the Company's subscribers.

      The Company anticipates that it will commence work on this process prior to the end of the current fiscal year.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No meetings of the Company's shareholders were held during the fiscal year ending December 31, 1999

                                    PART II

ITEM 5. MARKET FOR THE Company'S COMMON STOCK AND WARRANTS AND RELATED SECURITY HOLDER MATTERS

     Market for Common Stock. There is no public market for the Company's securities.

      Holders. The number of record holders of the Company's common stock as of December 31, 1999 and October 1, 2000, is 4. Pursuant to Rule 164-11-1 as adopted by the Utah Securities Division, no securities of the Company were issued to purchasers of the Units of Company offered in the public offering.

      Dividends. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

      Warrants. A total of 2,000,000 Units of the Company's Common Stock were subscribed for in the Company's public offering. Each Unit consisted of one share of Common Stock, $.001 par value, and one "A" Warrant to purchase one share of Common Stock at $.25 per share exercisable during a twelve month period commencing 30 days from the date of the closing of the offering, and ending twelve months thereafter, and one "B" Warrant to purchase one share of Common Stock at $.50 per share exercisable during an eighteen month period commencing 30 days from the date of the close of the offering and ending eighteen months thereafter. The offering was closed on September 28, 1989. The Warrants have been extended on several occasions and now expire on December 31, 2000. The Warrants cannot be exercised unless a current Registration Statement is in effect, of which there can be no assurance. The Company has the right to call the Warrants for redemption, in whole or in part, upon 30 days prior written notice at a price of $.001 per Warrant. If the Warrants are called for redemption, they may be exercised at any time prior to the close of business on the day preceding the date fixed for redemption. Any rights to purchase Common Stock subject to the Warrants will be forfeited to the extent such Warrants are not exercised prior to such date. The Common Stock and Warrants sold as Units pursuant to this offering are not transferable separately until the exercise period commences.

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

Liquidity and Capital Resources

      Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization less amounts expended for offering costs and operations to date. As of December 31, 1999, the Company had total assets of $233,015 which included $232,937 of restricted cash. Therefore, the Company had essentially no usable cash as of December 31, 1999 and is dependent upon loans and advances from its management and affiliates to fund its expenses pending the completion of an merger or acquisition. As of December 31, 1999, the Company owed affiliates $211,531. As a result of the Company's lack of liquid and useable capital, the company's affiliates have loaned money to the Company on an as needed basis to fund professional fees, filing fees, travel costs and other costs of the Company. There can be no assurance that the Company's affiliates will continue to loan money to the Company for its expenses.

Results of Operations

      The Company has not commenced any active operations as of the date hereof, except for its search for suitable acquisition candidates. The Company's assets consist primarily of cash, which is on deposit in interest-bearing and non-interest bearing accounts. The only revenue generated by the Company since its inception is interest. The Company had interest income of $10,615 for the year ending December 31, 1999 compared with total interest income of $10,812 for the year ending December 31, 1998. Total expenses for the year ending December 31, 1999, were $30,974 as compared with $32,867 for the year ending December 31, 1998. The Company's expenses consist primarily of travel expenses and professional fees incurred in connection with proposed acquisitions. The Company had a net loss of $20,359 for the year ending December 31, 1999 compared with a loss of $22,055 for the year ending December 31, 1998.

Inflation

      The Company does not believe that inflation will negatively impact its business plans.

ITEM 7.  FINANCIAL STATEMENTS

                         Index to Financial Statements
Financial Statements

      Independent Accountants' Report - March 13, 2000

      Balance Sheet
        December 31, 1999

      Statement of Operations
        Years ended December 31, 1999 and 1998

      Statement of Changes in Stockholders' Deficit
        From Inception January 9, 1988 through December 31, 1999

      Statement of Cash Flows -
        Years ended December 31, 1999 and 1998

      Notes to Financial Statements

Financial Statement Schedules

      All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Nightingale, Inc.


We have audited the accompanying balance sheet of Nightingale, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1999 and 1998 and cumulative amounts from January 9, 1988 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nightingale, Inc. (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and cumulative amounts from January 9, 1988 (date of inception) through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City, Utah
March 13, 2000, except for Note 8, which is dated September 13, 2000

                                                           NIGHTINGALE, INC.
                                              (A Development Stage Company)
                                                              Balance Sheet
                                                          December 31, 1999
------------------------------------------------------------------------------






         Assets

Current assets:
   Cash                                                     $         78
   Restricted cash held in escrow                                232,937
                                                            ------------

            Total current assets                            $    233,015
                                                            ============

------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued liabilities                 $      3,719
   Related party payables                                        211,531
   Common stock units subscribed                                 177,017
                                                            ------------

            Total current liabilities                            392,267
                                                            ------------

Commitments                                                            -

Stockholders' deficit:
   Common stock, $.001 par value, 100,000,000 shares
     authorized; 1,000,000 shares issued and outstanding          1,000
   Additional paid-in capital                                    19,600
   Deficit accumulated during the development stage            (179,852)
                                                            ------------

            Total stockholders' deficit                        (159,252)
                                                            ------------

            Total liabilities and stockholders' deficit     $    233,015
                                                            ============





------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                                       NIGHTINGALE, INC.
                                              (A Development Stage Company)
                                                 Statement of Operations
                         Years Ended December 31, and Cumulative Amounts
------------------------------------------------------------------------------






                                                                   Cumulative
                                              1999        1998      Amounts
                                          ------------------------------------

Revenues - interest                       $  10,615     $10,812    $ 97,355

General and administrative expenses          30,974      32,867     277,207
                                         ------------------------------------

   Loss before income taxes                 (20,359)    (22,055)   (179,852)

Income taxes                                   -           -           -
                                         ------------------------------------

   Net loss                               $ (20,359)    (22,055)   (179,852)
                                         ====================================
   Net loss per share -
     basic and di$uted                    $    (.02)    $  (.02)      (.18)

                                         ====================================

   Weighted average shares -              1,000,000   1,000,000   1,000,000
     basic and diluted
                                         ====================================






------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                              NIGHTINGALE, INC.
                                                  (A Development Stage Company)
                                             Statement of Stockholders' Deficit
                  January 9, 1988 (Date of Inception) Through December 31, 1999
------------------------------------------------------------------------------

                                                                        Deficit
                                                                      Accumulated
                                                                        During
                                     Common Stock        Additional      the
                                 ---------------------    Paid-In     Development
                                   Shares     Amount      Capital        Stage        Total
                                 --------------------------------------------------------------

Balance,
January 9, 1988                       -      $    -     $    -        $    -         $   -


Issuance of common stock for:
  Cash                             995,000       995       19,005          -           20,000
  Services                           5,000         5          595          -              600

Net loss                              -           -          -          (1,534)        (1,534)
                                 --------------------------------------------------------------

Balance,
December 31, 1988                1,000,000     1,000       19,600       (1,534)        19,066

Net loss                              -           -          -          (3,842)        (3,842)
                                 --------------------------------------------------------------

Balance,
December 31, 1989                1,000,000     1,000       19,600       (5,376)        15,224

Net loss                             -            -          -         (10,018)       (10,018)
                                 --------------------------------------------------------------

Balance,
December 31, 1990                1,000,000     1,000       19,600      (15,394)         5,206

Net loss                             -            -          -          (1,494)        (1,494)
                                 --------------------------------------------------------------

Balance,
December 31, 1991                1,000,000     1,000       19,600      (16,888)         3,712

Net loss                             -            -          -         (25,203)       (25,203)
                                 --------------------------------------------------------------

Balance,
December 31, 1992                1,000,000     1,000       19,600      (42,091)       (21,491)

Net loss                             -            -          -         (46,300)       (46,300)
                                 --------------------------------------------------------------


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

                                                              NIGHTINGALE, INC.
                                                  (A Development Stage Company)
                                             Statement of Stockholders' Deficit
                                                                     Continued
------------------------------------------------------------------------------

                                                                        Deficit
                                                                      Accumulated
                                                                        During
                                     Common Stock        Additional      the
                                 ---------------------    Paid-In     Development
                                   Shares     Amount      Capital        Stage        Total
                                 --------------------------------------------------------------

Balance,
December 31, 1993                1,000,000     1,000       19,600      (88,391)     (67,791)

Net loss                              -          -            -        (18,078)     (18,078)
                                 --------------------------------------------------------------

Balance,
December 31, 1994                1,000,000     1,000       19,600     (106,469)     (85,869)

Net loss                              -          -            -         (8,131)      (8,131)
                                 --------------------------------------------------------------

Balance,
December 31, 1995                1,000,000     1,000       19,600     (114,600)     (94,000)

Net loss                              -          -            -         (8,200)      (8,200)
                                 --------------------------------------------------------------

Balance,
December 31, 1996                1,000,000     1,000       19,600     (122,800)    (102,200)

Net loss                              -          -            -        (14,638)     (14,638)
                                 --------------------------------------------------------------

Balance,
December 31, 1997                1,000,000     1,000       19,600     (137,438)    (116,838)

Net loss                              -          -            -        (22,055)     (22,055)
                                 --------------------------------------------------------------

Balance,
December 31, 1998                1,000,000     1,000       19,600     (159,493)    (138,893)

Net loss                              -          -            -        (20,359)     (20,359)
                                 --------------------------------------------------------------

December 31, 1999                1,000,000   $ 1,000    $  19,600   $ (179,852)  $ (159,252)
                                 ==============================================================


------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                              NIGHTINGALE, INC.
                                                  (A Development Stage Company)
                                                       Statement of Cash Flows
                               Years Ended December 31, and Cumulative Amounts
------------------------------------------------------------------------------



                                                                    Cumulative
                                                 1999       1998      Amounts
                                             ---------------------------------
Cash flows from operating activities:
   Net loss                                  $ (20,359)  $ (22,055)  $(179,852)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Amortization                                -           -         1,350
      Stock compensation expense                  -           -           600
      Increase in accounts payable
        and accrued liabilities                  2,587         441      3,719
                                             ---------------------------------

            Net cash used in
            operating activities               (17,772)    (21,614)  (174,183)
                                             ---------------------------------

Cash flows from investing activities:
   Increase related party payables              28,450      32,153    211,531
   Increase in restricted cash held in         (10,615)    (10,812)  (232,937)
     escrow
   Increase in organization costs                 -           -        (1,350)
                                             ---------------------------------

       Net cash provided by (used in)           17,835      21,341    (22,756)
            investing activities
                                             ---------------------------------

Cash flows from financing activities:
   Net proceeds from common stock units
     subscribed                                   -           -       177,017
   Proceeds from issuance of common
     stock                                        -           -        20,000
                                             ---------------------------------

            Net cash provided by
            financing activities                  -           -      197,017
                                             ---------------------------------

            Net increase decrease in cash        63         (273)         78

Cash, beginning of period                        15          288           -
                                             ---------------------------------

Cash, end of period                          $   78       $   15    $     78
                                             =================================

------------------------------------------------------------------------------
See accompanying notes to Financial Statements


                                                              NIGHTINGALE, INC.
                                                  (A Development Stage Company)
                                                 Notes to Financial Statements
                                                             December 31, 1999
------------------------------------------------------------------------------


1.  Organization and Summary of Significant Accounting Policies

Organization
The Company was organized on October 8, 1987 to purchase, sell and invest in new products, technologies and businesses of any and all types and kinds. The Company had no operations or activity until January 9, 1988 (date of inception) when consideration was paid into the Company in exchange for equity. The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7. Cumulative amounts represent activity since the date of inception. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Loss Per Common and Common Equivalent Share The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

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


2. Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring losses, the excess of current liabilities over current assets, and stockholders' deficit, the Company's ability to continue as a going concern is dependent on attaining future profitable operations, and obtaining additional financial and/or equity. The Company is pursuing investment opportunities. There can be no assurance that they will be successful.

3. Common Stock Units Subscribed and Restricted Cash
The Company has closed but not completed a public offering on Form S-18 in accordance with the Securities Act of 1933 of 2,000,000 units. Each unit consists of one share of the Company's common stock, one "A" warrant and one "B" warrant. Each "A" warrant allows the holder to purchase one share of the Company's common stock at a price of $.25 per share of common stock beginning thirty days after the close of this offering. Each "B" warrant allows the holder to purchase one share of the Company's common stock at a price of $.50 per share beginning thirty days after the close of this offering. During 1998, the Company extended the expiration date of both the "A" warrants and "B" warrants to December 31, 1999. Under terms of the offering, the Company placed in escrow $140,000 which approximated 80% of the net offering proceeds. The cash will remain in escrow until the Company can specifically allocate the use of the proceeds. At the time of the allocation of the proceeds a post-effective amendment will be filed. At the time of the post-effective amendment, the investors in the common stock units must be given twenty days to ratify or rescind their investment. Investors who choose to rescind their investment will receive a pro rata refund of all offering proceeds. However, should enough investors request a refund such that the net tangible asset value of the Company after the refund would be less than seventy-five thousand dollars ($75,000) the Company shall make a pro rata refund of all unused offering proceeds to investors. The shares were sold for $.10 per share. Subsequent to the year ended December 31, 1999, the Company received approval for a recision offer related to these securities (see note 8).


4.  Related Party Transactions
The Company received advances from officers, stockholders and entities they control. As of December 31, 1999 $147,150 was due to related parties with no repayment terms and interest at 10%. Accrued interest due to related parties totaled $64,381 at December 31, 1999.

5. Income Taxes
The difference between income taxes at statutory rates for the years ended December 31, 1999 and 1998 and the amount presented in the financial statements is the increase in the tax valuation allowance of approximately $7,000 for both years, which offsets the income tax benefit of the net operating loss.

Deferred tax assets consist of the following:

                                      December 31,
                                ------------------------
                                    1999        1998
                                ------------------------

Operating loss carryforward     $  61,000    $ 54,000
Valuation allowance               (61,000)    (54,000)
                                ------------------------

                                $     -      $    -
                                ========================



The Company has net operating loss carryforwards of approximately $180,000 which begin to expire in 2002. The amount of net operating loss carryforward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized and any significant changes in the ownership of the Company.


6. Supplemental Cash Flow Information

                          December 31,
                     ---------------------- Cumulaitve
                        1999       1998      Amounts
                     ---------------------------------
Actual amounts paid
for:
   Interest          $    -     $     -    $    9,213
                     =================================
   Income taxes      $    -     $     -    $    1,048
                     =================================


7. Fair Value of Financial Instruments
The Company's financial instruments consist of cash and payables, the carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

8. Subsequent Event

     The Company has been subject to Rule 164-11-1 as promulgated by the State of Utah, Division of Securities. Such Rule deals with blank check securities offerings such as the Company's initial public offering. One of the requirements of Rule 164-11-1 is for the Company to offer a rescission to its public offering investors at the time the Company locates an acquisition. Note 3 to these financial statements further describes the Company's initial public offering and the requirements of Rule 164-11-1. On September 13, 2000, the Utah Division of Securities waived the Company's compliance with Rule 164-11-1 subject to the Company's completion of, and compliance with certain agreed upon undertakings by the Company. One of such undertakings is to offer the public offering investors a rescission prior to the time of an acquisition. This rescission would allow investors the opportunity to be repaid their invested amount in the units originally purchased. If an investor elects not to rescind, such investor would become a shareholder of the Company and would be afforded dissenting shareholder rights in connection with any acquisition subsequently effected by the Company.

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


                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   A.  Identification of Directors and Executive Officers

   The following individuals are the current officers and directors of the Company and will serve for one year or until their respective successors are elected and qualified. They are:

        Name             Age   Position

     William Grilz       40    President/Chairman of the
                               Board of Directors

     Michael Hendry      47    Director

     David Knudson       40    Secretary/Treasurer/Director

     William Grilz. Mr. Grilz has been a Secondary School teacher in Ogden, Utah since 1981. He has been assistant marketing and promotion director of Weber State College in Ogden, Utah since 1985. Mr. Grilz earned his Bachelor of Science Degree in Physical Education from Weber State College in 1981, and his Master's Degree in Education from Utah State University in 1986. He received his K-12 Administration Degree in1998 from Utah State University.

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

     David Knudson. Mr. Knudson has worked as a business consultant since 1985. He earned his B.S. Degree in Finance from Weber State College in 1984 and a B.S. Degree in Information Systems and Technologies at Weber State University in
1996. He has been an officer and director of several small publicly-held "blind-pool" companies. Mr. Knudson was also employed as an adjunct professor and from 1992 to 1996 was employed as a computer information systems consultant at Weber State University. Mr. Knudson is an officer and director of Pacific Alliance Corporation, an inactive publicly-held corporation.

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

                          SUMMARY COMPENSATION TABLE

                                Long Term Compensation

                       Annual Compensation      Awards       Payouts
(a)             (b)   (c)    (d)   (e)       (f)      (g)      (h)     (i)
                                   Other                               All
Name and                           Annual    Restrict Option/ LTIP     Other
Principal             ($)    ($)   Compen-   Stock    SAR's   Payouts  Compen-
Position       Year  Salary  Bonus sation($) Awards($) (#)      ($)    sation($)
-------------------------------------------------------------------------------
William Grilz  1999  $500    $ -0-  $ -0-     $ -0-   $ -0--   $ -0-   $ -0-
President, CEO 1998  $1,600  $ -0-  $ -0-     $ -0-   $ -0--   $ -0-   $ -0-
and Chairman   1997  $1,220  $ -0-  $ -0-     $ -0-   $ -0--   $ -0-   $ -0-
-------------------------------------------------------------------------------

      No options, stock appreciation rights or long-term incentive plan awards were issued or granted to the Company's chief executive officer during the fiscal years ended December 31, 1999, 1998 and 1997. As of December 31, 1999, the end of the Company's last fiscal year, the Company's management owned no options or stock appreciation rights. Accordingly, no tables relating to such items have been included in this Item 10.

      Each officer and director will be paid a maximum of $20 per hour for actual hours devoted to the Company's business, estimated not to exceed an aggregate of $5,000 per year for all officers as a group. Officers and directors will be reimbursed for actual out-of-pocket expenses incurred on behalf of the Company. It is currently estimated that officer and director compensation will not exceed the rate of $5,000 per year for all officers and directors as a group, until such time as the Company may require full or extensive time commitments from any officer or director. Except as noted above, the Company has no agreement or understanding, express or implied, with any officer or director or any other person regarding employment with the Company or compensation for services. For the year ended December 31, 1999, the Company paid no compensation to management or outside consultants for services rendered to the Company.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      A.  Security Ownership of Certain Beneficial Owners

      The following persons are known to the Company to be the beneficial owner of more than 5 percent of the Company's voting stock as of October 1, 2000:

-------------------------------------------------------------------------------
                                        Number of
                                        Shares
    Name                                Owned                 Percent
-------------------------------------------------------------------------------

William Grilz(1)(2)                     125,000               12.50%
2232 Eastwood Blvd.
Ogden, UT  84403
 President/Director

Michael Hendry(1)(2)                    200,000               20.00%
1862 East 1900 North
Layton, UT  84040
 Director

David Knudson (1)(3)                      -0-                   0%
2331 East 1200 North
Layton, UT 84040
 Secretary/Director

Mark Scharmann(2)                       625,000               62.50%
1661 Lakeview Circle
Ogden, UT  84403

A. O. Headman, Jr.(2)                    50,000                5.00%
960 Northcliffe Drive
Salt Lake City, UT 84103

ALL OFFICERS AND DIRECTORS
AS A GROUP (3 INDIVIDUALS)             325,000               32.500%
                                     ----------            -----------

ALL SHAREHOLDERS AS A                1,000,000               100.00%
                                    ===========            ===========
GROUP


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

     (3) The Company has granted Mr. Knudson an option to purchase 100,000 shares of the Company's common stock at a price of $.10 per share. Such option expires December 31, 2000.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Since 1993, the Company has borrowed money from Troika Capital Investment, Inc. As of December 31, 1999, the amount due Troika Capital Investment, Inc. for principal and interest was $195,010.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     A.    Exhibits.

     3.1 Certificate of Incorporation - incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18 (SEC File No. 33-23429-D)

     3.2 Bylaws - incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18 (SEC File No. 33-23429-D).

     B. Form 8-K. In December 1999 the Company filed a Form 8-K in connection with the extension of the exercise period of its Class "A" and Class "B" Common Stock Purchase Warrants to December 31, 2000.

                               SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2000

                                         NIGHTINGALE, INC.



                                         By:  /s/ William Grilz
                                         ------------------------------------
                                              William Grilz
                                              Principal Executive Officer
                                              Principal Financial Officer


                                         By   /s/ David Knudson
                                         ------------------------------------
                                              David Knudson
                                              Secretary/Treasurer


     Pursuant to the requirements of the Securities Act of 1934, this Disclosure Statement has been signed by the following persons in the capacities and on the dates indicated:

    Signature                    Title                      Date

/s/ William Grilz
-------------------------        President             November 6, 2000
William Grilz                    and Director


/s/ Michael Hendry
-------------------------        Director              November 6, 2000
Michael Hendry


/s/ David Knudson                Secretary/Treasurer   November 6, 2000
-------------------------        and Director
David Knudson