Form 10QSB
period 2000-03-31
NIGHTINGALE INC
filed 2000-11-03
CIK 837296

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2000

                         Commission File No. 33-23429-D


                                NIGHTINGALE, INC.
                              --------------------
        (Exact name of Small Business Issuer as specified in its charter)


                  Utah                                    87-044988-8
      --------------------------------                -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation of organization)                   Identification Number)


                      2232 Eastwood Blvd., Ogden, UT 84403
                   ------------------------------------------
                    (Address of principal executive offices)


                                 (801) 479-0742
                                ----------------
                Registrant's telephone no., including area code:
                ------------------------------------------------

                                    No Change
                                   -----------
             Former name, former address, and former fiscal year, if
                           changed since last report.


         Common Stock outstanding at October 2, 2000 - 1,000,000 shares of $.001 par value Common Stock.


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

                     For the Quarter ended March 31, 2000.

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB
Item 1.   Financial Statements;                                  --------------

          Balance Sheet--March 31, 2000......................................3

          Statements of Operations--for the three months
          months ended March 31, 2000........................................4

          Statements of Cash Flows--for the three months
          ended March 31, 2000.............................................5-6

          Notes to Financial Statements......................................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................8

                          PART II - OTHER INFORMATION
                                                                          Page
                                                                        -------

Item 1.   Legal Proceedings                                                 11
Item 2.   Changes in the Securities                                         11
Item 3.   Defaults Upon Senior Securities                                   11
Item 4.   Results of Votes of Security Holders                              11
Item 5.   Other Information                                                 11
Item 6(a).Exhibits                                                          11
Item 6(b).Reports on Form 8-K                                               11

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)


                                                           Balance Sheet
                                              March 31, 2000 (Unaudited)
------------------------------------------------------------------------------



         Assets

Current assets:
   Cash                                                     $        506
   Restricted cash in escrow                                     236,056
                                                            -------------

            Total assets                                    $    236,562
                                                            =============


------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued liabilities                 $      3,719
   Related party payables                                        226,338
   Common stock units subscribed                                 177,017
                                                            -------------

            Total current liabilities                            407,074

Stockholders' deficit:
   Common stock - par value $.001 per share.
     Authorized 100,000,000 shares; issued and
     outstanding 1,000,000 shares                                  1,000
   Additional paid-in capital                                     19,600
   Deficit accumulated during the development stage             (191,112)
                                                            -------------

            Total stockholders' deficit                         (170,512)
                                                            -------------

            Total liabilities and stockholders' deficit     $    236,562
                                                            =============

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)

                                                 Statement of Operations
                                                             (Unaudited)


------------------------------------------------------------------------------






                                           Three Months Ended    Cumulative
                                               March 31,          Amounts
                                        ------------------------    From
                                            2000        1999     Inception
                                        ------------------------------------

Revenue - interest                       $   3,118    $ 2,488   $ 100,474

Expenses:
   General and administrative expenses      14,378      6,135     291,586
                                        ------------------------------------

         Loss before income taxes          (11,260)    (3,647)   (191,112)

Income tax expense                             -           -           -
                                        ------------------------------------

         Net loss                        $ (11,260)   $(3,647)  $(191,112)
                                        ====================================

Net loss per share - basic and diluted    $   (.01)   $  (.00)  $    (.19)
                                        ====================================

Weighted average shares - basic
     and diluted                         1,000,000  1,000,000   1,000,000
                                        ====================================

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)

                                                 Statement of Cash Flows
                                                             (Unaudited)
------------------------------------------------------------------------------


                                                                  Cumulative
                                            Three Months Ended     Amounts
                                                March 31,            From
                                         ------------------------
                                             2000        1999     Inception
                                         ------------------------------------
Cash flows from operating activities:
   Net loss                              $ (11,260)    $ (3,647)  $ (191,112)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Amortization                             -            -          1,350
      Increase in - accounts payable and
        accrued liabilities                    -            74         3,719
                                         ------------------------------------

            Net cash used in
            operating activities           (11,260)      (3,573)    (186,043)
                                         ------------------------------------

Cash flows from investing activities:
   Increase in related party payables       14,807        7,356      226,338
   Increase in restricted cash in escrow (3,119) (2,488) (236,056) Increase in notes receivable - related
     parties                                   -            -        (74,282)
   Increase in organization costs              -            -         (1,350)
   Payment of notes receivable - related
     parties                                   -            -         74,282
                                         ------------------------------------

            Net cash provided by
            (used in) investing activities  11,688        4,868     (11,068)
                                         ------------------------------------

Cash flows from financing activities:
   Proceeds from common stock units
     subscribed                                -            -       200,000
   Proceeds from issuance of stock             -            -        20,600
   Increase in offering costs                  -            -       (22,983)
                                         ------------------------------------

            Net cash provided by
            financing activities               -            -       197,617
                                         ------------------------------------

            Net increase in cash               428        1,295         506

Cash, beginning of period                       78           15         -
                                         ------------------------------------

Cash, end of period                      $     506     $  1,310   $     506
                                         ====================================

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)

                                                 Statement of Cash Flows
                                                               Continued
                                                             (Unaudited)
------------------------------------------------------------------------------





                                                             Cumulative
                                       Three Months Ended     Amounts
                                           March 31,            From
                                    ------------------------
                                        2000        1999     Inception
                                    ------------------------------------
Supplemental disclosure of cash flow
information:

      Interest paid                 $     -      $      -    $      -
                                    ====================================

      Income taxes paid             $     -      $      -    $    572
                                    ====================================

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)

                                           Notes to Financial Statements


------------------------------------------------------------------------------






(1) The unaudited financial statements include the accounts of Nightingale, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2000 and the results of operations and changes in financial position for the three month period ended March 31, 2000 and 1999, and cumulative amounts since inception. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

(2) Loss per common share is based on the weighted average number of shares outstanding during the period.

(3) The Company has been subject to Rule 164-11-1 as promulgated by the State of Utah, Division of Securities. Such Rule deals with blank check securities offerings such as the Company's initial public offering. One of the requirements of Rule 164-11-1 is for the Company to offer a rescission to its public offering investors at the time the Company locates an acquisition. Note 3 to these financial statements further describes the Company's initial public offering and the requirements of Rule 164-11-1. On September 13, 2000, the Utah Division of Securities waived the Company's compliance with Rule 164-11-1 subject to the Company's completion of, and compliance with certain agreed upon undertakings by the Company. One of such undertakings is to offer the public offering investors a rescission prior to the time of an acquisition. This rescission would allow investors the opportunity to be repaid their invested amount in the units originally purchased. If an investor elects not to rescind, such investor would become a shareholder of the Company and would be afforded dissenting shareholder rights in connection with any acquisition subsequently effected by the Company.







------------------------------------------------------------------------------

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

   The offering was formally closed on October 6, 1989. The offering was registered for sale in the State of Utah and therefore, the Company was and is required to comply with Rule 164-11-1 as promulgated by the Utah Securities Division. Such Rule prohibits the issuance of shares, the secondary trading of the Company's securities and the expenditure of more than 20 percent of the net offering proceeds without first giving subscribers a rescission offering in connection with an acquisition. The Utah Securities Division has recently agreed to waive compliance with Rule 164-11-1 subject to compliance with certain conditions.

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

Waiver of Rule 164-11-1

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

   Liquidity and Capital Resources. Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization and from the sale of stock in its public offering. As of March 31, 2000, the Company had unrestricted cash of $506 and restricted cash in the Rule 164-11-1 Escrow Account of $236,056. As of December 31, 1999, the Company had unrestricted cash of $78 and escrowed cash of $232,937. The Company's total liabilities amounted to $407,074 as of March 31, 2000, of which $177,017 was attributed to common stock Units subscribed. The Company's total liabilities amounted to $392,267 as of December 31, 1999, of which $177,017 was attributed to common stock units subscribed. The Company presently has no other resources. The Company is presently seeking potential acquisitions of private companies, technologies, or product distribution rights. Management believes that any acquisition will be made by issuing shares of the Company's authorized but unissued common stock. The Company's liquidity, capital resources, and financial statements will be significantly different subsequent to the consummation of any acquisition. The Company's operating expenses have been covered by advances from affiliates in recent months. However, there can be no assurance that the Company's affiliates will continue to fund operating costs in the future.

   The Company has been required to borrow funds from its affiliates in order to fund its general and administrative costs. As of March 31, 2000, such affiliates had loaned $226,338 to the Company which has been used to fund the Company's legal fees, accounting fees, filing fees, travel expenses and other administrative costs. The Company must continue to borrow funds in order to fund its costs of operations until such time, if ever, it effects a merger or acquisition transaction. There can be no assurance that the Company will be able to borrow additional funds from such affiliates or from any other persons. If the Company is not able to borrow additional funds as needed, it will not be able to fund its costs of operations.

   Results of Operations. The Company has not commenced any operations except for the preliminary investigation of potential acquisitions. The Company's assets, consisting primarily of cash, is on deposit in various interest bearing and non-interest bearing accounts pending the consummation of any acquisition. For the three months ended March 31, 2000, the Company had revenues of $3,118 expenses of $14,378 and a net loss of $11,260. For the three months ended March 31, 1999, the Company had revenues of $2,488 expenses of $6,135 and a net loss of $3,647. The Company will likely not have any revenues except for interest unless and until it is able to close an acquisition or merger transaction.

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


Dated: November 6, 2000             NIGHTINGALE, INC.



                                    By /s/ William Grilz
                                   -----------------------------------
                                       William Grilz
                                       President
                                       Principal Financial Officer
                                       Principal Executive Officer