Form 10QSB
period 2000-06-30
NIGHTINGALE INC
filed 2000-11-03
CIK 837296

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2000

                         Commission File No. 33-23429-D


                                NIGHTINGALE, INC.
                         --------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


                Utah                                       87-044988-8
          ----------------                            ---------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation of organization)                   Identification Number)


                      2232 Eastwood Blvd., Ogden, UT 84403
                   ------------------------------------------
                    (Address of principal executive offices)


                                 (801) 479-0742
                                -----------------
                Registrant's telephone no., including area code:


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

                     For the Quarter ended June 30, 2000.

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB
Item 1.   Financial Statements;

          Balance Sheet--June 30, 2000.......................................3

          Statements of Operations--for the three months and six months months ended June 30, 2000.........................................4

          Statements of Cash Flows--for the six months
          ended June 30, 2000..............................................5-6

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

                                                              NIGHTINGALE, INC.
                                                (A Development Stage Company)
                                                           Balance Sheet
                                               June 30, 2000 (Unaudited)
------------------------------------------------------------------------------




         Assets

Current assets:
   Cash                                                     $      1,096
   Restricted cash in escrow                                     239,476
                                                            ------------

            Total assets                                    $    240,572
                                                            ============


------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued liabilities                 $      3,719
   Related party payables                                        235,746
   Common stock units subscribed                                 177,017
                                                            ------------

            Total current liabilities                            416,482

Stockholders' deficit:
   Common stock - par value $.001 per share.
     Authorized 100,000,000 shares; issued and
     outstanding 1,000,000 shares                                  1,000
   Additional paid-in capital                                     19,600
   Deficit accumulated during the development stage             (196,510)
                                                            ------------

            Total stockholders' deficit                         (175,910)
                                                            ------------

            Total liabilities and stockholders' deficit     $    240,572
                                                            ============

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)
                                                 Statement of Operations
                                                             (Unaudited)


------------------------------------------------------------------------------



                                      Three Months          Six Months
                                          Ended               Ended        Cumulative
                                        June 30,             June 30,        Amounts
                                    -----------------------------------       From
                                     2000      1999      2000       1999     Inception
                                    ----------------------------------------------------

Revenue - interest                  $ 3,421   $ 2,489    $6,539    $4,977   $ 103,895

Expenses:
   General and administrative
     expenses                         8,819     7,490    23,197    13,626     300,405
                                    ----------------------------------------------------

      Loss before income taxes       (5,398)   (5,001)  (16,658)   (8,649)   (196,510)

Income tax expense                      -         -        -          -          -
                                    ----------------------------------------------------

      Net loss                      $(5,398)  $(5,001) $(16,658)  $(8,649)   ($196,510)
                                    ====================================================

Net loss per share - basic a$d        $(.00)    $(.01)    $(.02)    $(.01)    $ (.20)
  diluted
                                    ====================================================

Weighted average - basic and        1,000,000 1,000,000  1,000,000  1,000,000  1,000,000
  diluted
                                    ====================================================


                                                            NIGHTINGALE, INC.
                                                (A Development Stage Company)
                                                      Statement of Cash Flows
                                                                  (Unaudited)
------------------------------------------------------------------------------



                                                 Six Months Ended  Cumulative
                                                     June 30,       Amounts
                                               --------------------   From
                                                  2000      1999    Inception
                                               ------------------------------
Cash flows from operating activities:
   Net loss                                   $ (16,658)  $(8,649) $(196,510)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Amortization                                 -          -        1,350
      Increase in - accounts payable and
        accrued  liabilities                       -         74        3,719
                                               ------------------------------

            Net cash used in
            operating activities               (16,658)    (8,575) (191,441)
                                               ------------------------------

Cash flows from investing activities:
 Increase in related party payables           24,215      14,792    235,746
 Increase in restricted cash in escrow        (6,539)     (4,976)  (239,476)
 Increase in notes receivable - related parties   -          -      (74,282)
 Increase in organization costs                   -          -       (1,350)
 Payment of notes receivable - related parties    -          -       74,282
                                               ------------------------------

            Net cash provided by (used in)
            investing activities              17,676      9,816     (5,080)
                                              ------------------------------

Cash flows from financing activities:
   Proceeds from common stock units
     subscribed                                   -          -     200,000
   Proceeds from issuance of stock                -          -      20,600
   Increase in offering costs                     -          -     (22,983)
                                              ------------------------------

            Net cash provided by
            financing activities                  -          -     197,617
                                              ------------------------------

            Net increase (decrease) in cash    1,018      1,241      1,096

Cash, beginning of period                        78         15         -
                                              ------------------------------

Cash, end of period                           $1,096    $ 1,256   $  1,096
                                              ==============================

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)

                                                 Statement of Cash Flows
                                                             (Unaudited)
                                                               Continued

------------------------------------------------------------------------------





                                                             Cumulative
                                        Six Months Ended      Amounts
                                            June 30,            From
                                    ------------------------
                                        2000        1999     Inception
                                    ------------------------------------
Supplemental disclosure of cash flow
information:

      Interest paid                 $     -     $      -    $      -
                                    ------------------------------------

      Income taxes paid             $     -     $      -    $     572
                                    ------------------------------------

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)

                                           Notes to Financial Statements


------------------------------------------------------------------------------






(1) The unaudited financial statements include the accounts of Nightingale, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2000 and the results of operations and changes in financial position for the three month and six month periods ended June 30, 2000 and 1999, and cumulative amounts since inception. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

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

   Liquidity and Capital Resources. Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization and from the sale of stock in its public offering. As of June 30, 2000, the Company had unrestricted cash of $1,096 and restricted cash in the Rule 164-11-1 Escrow Account of $239,476. As of December 31, 1999, the Company had unrestricted cash of $78 and escrowed cash of $232,937. The Company's total liabilities amounted to $416,482 as of June 30, 2000, of which $177,017 was attributed to common stock Units subscribed. The Company's total liabilities amounted to $392,267 as of December 31, 1999, of which $177,017 was attributed to common stock units subscribed. The Company presently has no other resources. The Company is presently seeking potential acquisitions of private companies, technologies, or product distribution rights. Management believes that any acquisition will be made by issuing shares of the Company's authorized but unissued common stock. The Company's liquidity, capital resources, and financial statements will be significantly different subsequent to the consummation of any acquisition. The Company's operating expenses have been covered by advances from affiliates in recent months. However, there can be no assurance that the Company's affiliates will continue to fund operating costs in the future.

   The Company has been required to borrow funds from its affiliates in order to fund its general and administrative costs. As of June 30, 2000, such affiliates had loaned $235,746 to the Company which has been used to fund the Company's legal fees, accounting fees, filing fees, travel expenses and other administrative costs. The Company must continue to borrow funds in order to fund its costs of operations until such time, if ever, it effects a merger or acquisition transaction. There can be no assurance that the Company will be able to borrow additional funds from such affiliates or from any other persons. If the Company is not able to borrow additional funds as needed, it will not be able to fund its costs of operations.

   Results of Operations. The Company has not commenced any operations except for the preliminary investigation of potential acquisitions. The Company's assets, consisting primarily of cash, is on deposit in various interest bearing and non-interest bearing accounts pending the consummation of any acquisition. For the three months ended June 30, 2000, the Company had revenues of $3,421 expenses of $8,819 and a net loss of $5,398. For the three months ended June 30, 1999, the Company had revenues of $2,489 expenses of $7,490 and a net loss of $5,001. For the six months ended June 30, 2000, the Company had revenues of $6539 expenses of $23,197 and a net loss of $16,658. For the six months ended June 30, 1999, the Company had revenues of $4,977 expenses of $13,626 and a net loss of $8,649. The Company will likely not have any revenues except for interest unless and until it is able to close an acquisition or merger transaction.

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