Form 10QSB
period 2000-09-30
NIGHTINGALE INC
filed 2001-04-06
CIK 837296

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2000

                         Commission File No. 33-23429-D


                                NIGHTINGALE, INC.
                          ----------------------------
        (Exact name of Small Business Issuer as specified in its charter)


                Utah                                     87-044988-8
          -----------------                       ----------------------------
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


        Common Stock outstanding at March 21, 2000 - 1,000,000 shares of
                       $.001 par value Common Stock.


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

                   For the Quarter ended September 30, 2000.

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                     Page of
                                                                   Form 10-QSB
Item 1.   Financial Statements

          Balance Sheet--September 30, 2000..................................3

          Statements of Operations--for  the three months and nine months months ended September 30, 2000 and cumulative amounts since inception....4

          Statements of Cash Flows--for the nine months ended September 30, 2000 and cumulative amounts since inception..5-6

          Notes to Financial Statements......................................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................8


                          PART II - OTHER INFORMATION
                                                                            Page

Item 1.   Legal Proceedings                                                 12
Item 2.   Changes in the Securities                                         12
Item 3.   Defaults Upon Senior Securities                                   12
Item 4.   Results of Votes of Security Holders                              12
Item 5.   Other Information                                                 12
Item 6(a).Exhibits                                                          12
Item 6(b).Reports on Form 8-K                                               12

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                                                 Balance Sheet
                                                September 30, 2000 (Unaudited)
------------------------------------------------------------------------------





               Assets
              --------

Current assets:
         Cash                                               $        245
         Restricted cash in escrow                               243,200
                                                            ------------

                  Total current assets                      $    243,445
                                                            ============


------------------------------------------------------------------------

               Liabilities and Stockholders' Deficit
             ----------------------------------------

Current liabilities:
         Accounts payable and accrued liabilities           $      3,719
         Advances from related party                             245,441
         Common stock units subscribed                           177,017
                                                            ------------

                  Total current liabilities                      426,177
                                                            ------------

Stockholders' deficit:
         Common stock - par value $.001 per share.
            Authorized 100,000,000 shares; issued and
           outstanding 1,000,000 shares                            1,000
         Additional paid-in capital                               19,600
         Deficit accumulated during the development stage       (203,332)
                                                            ------------

                Total stockholders' deficit                     (182,732)
                                                            ------------

                Total liabilities and stockholders' deficit  $   243,445
                                                            ============

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                                       Statement of Operations
                                                                   (Unaudited)
------------------------------------------------------------------------------








                          Three Months Ended  Nine Months Ended     Cumulative
                             September 30,       September 30,       Amounts
                         ---------------------------------------      From
                             2000      1999       2000       1999    Inception
                         ------------------------------------------------------

Revenue - interest       $   3,724   $ 2,699   $ 10,263   $   7,677   $ 107,619

General and administrative
expenses                    10,546    11,187     33,743      17,813    310,951

                         ------------------------------------------------------
Loss before income taxes    (6,822)   (8,488)   (23,480)    (10,136)  (203,332)

Income tax expense             -         -         -           -         -
                         ------------------------------------------------------

         Net loss        $   6,822  $ (8,488)  $(23,480)  $ (10,136) $(203,332)
                         ======================================================

Loss per share           $    (.01)     (.01)      (.02)  $    (.01) $    (.20)
                         ======================================================

Weighted average number of
shares outstanding        1,000,000  1,000,000  1,000,000  1,000,000  1,000,000
                         ======================================================

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                                       Statement of Cash Flows
                                                                   (Unaudited)

------------------------------------------------------------------------------






                                                Nine Months Ended  Cumulative
                                                  September 30,      Amounts
                                              ---------------------   From
                                                 2000      1999    Inception
                                              ---------------------------------
Cash flows from operating activities:
   Net loss                                  $  (23,480  $(10,136)  $(203,332)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Amortization                              -         -          1,350
         Increase in accounts payable and
           accrued liabilities                     -         76         3,719
                                              ---------------------------------

                  Net cash used in
                  operating activities          (23,480)  (10,060)   (198,263)
                                              ---------------------------------

Cash flows from investing activities:
   Increase in organization costs               (10,263)   (7,677)     (1,350)
   Increase in restricted cash in escrow           -          -      (243,200)
                                              ---------------------------------

                  Net cash used in
                  investing activities          (10,263)   (7,677)   (244,550)
`                                             ---------------------------------

Cash flows from financing activities:
    Proceeds from common stock units subscribed    -          -       200,000
    Proceeds from issuance of stock                -          -        20,600
    Increase in offering costs                     -          -       (22,983)
    Increase (decrease) in advances from
      related party                              33,910    18,336     245,441
                                              ---------------------------------

                  Net cash provided by
                  financing activities           33,910    18,336     443,058
                                              ---------------------------------

                  Net increase in cash              167       599         245

   Cash, beginning of period                         78        15          -
                                              ---------------------------------

   Cash, end of period                         $    245   $   614   $     245
                                              =================================

                                                             NIGHTINGALE, INC.
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                     Continued


------------------------------------------------------------------------------







                                        Nine Months Ended     Cumulative
                                          September 30,        Amounts
                                     ------------------------    From
                                         2000        1999     Inception
                                     -----------------------------------
Supplemental disclosure of cash flow information:

            Interest paid            $     -     $     -     $     -
                                    -----------------------------------

            Income taxes paid        $     -     $     -     $     -
                                     -----------------------------------

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements

------------------------------------------------------------------------------


(1) The unaudited financial statements include the accounts of Nightingale, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the three month and nine month periods ended September 30, 2000 and 1999, and cumulative amounts since inception. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

(2) Loss per common share is based on the weighted average number of shares outstanding during the period.

(3) The Company has been subject to Rule 164-11-1 as promulgated by the State of Utah, Division of Securities. Such Rule deals with blank check securities offerings such as the Company's initial public offering. One of the requirements of Rule 164-11-1 is for the Company to offer a recission to its public offering investors at the time the Company locates an acquisition. Note 3 to these financial statements further describes the Company's initial public offering and the requirements of Rule 164-11-1. On September 13, 2000, the Utah Division of Securities waived the Company's compliance with Rule 164-11-1 subject to the Company's completion of, and compliance with certain agreed upon undertakings by the Company. One of such undertakings is to offer the public offering investors a rescission prior to the time of acquisition. This recission would allow investors the opportunity to be repaid their invested amount in the units originally purchased. If an investor elects not to rescind, such investor would become a shareholder of the Company and would be afforded dissenting shareholder rights in connection with any acquisition subsequently effected by the Company.

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

         The offering was formally closed on October 6, 1989. The offering was registered for sale in the State of Utah and therefore, the Company was and is required to comply with Rule 164- 11-1 as promulgated by the Utah Securities Division. Such Rule prohibits the issuance of shares, the secondary trading of the Company's securities and the expenditure of more than 20 percent of the net offering proceeds without first giving subscribers a rescission offering in connection with an acquisition. The Utah Securities Division has recently agreed to waive compliance with Rule 164- 11-1 subject to compliance with certain conditions.

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

         Liquidity and Capital Resources. Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization and from the sale of stock in its public offering. As of September 30, 2000, the Company had unrestricted cash of $245 and restricted cash in the Rule 164-11-1 Escrow Account of $243,200. As of December 31, 1999, the Company had unrestricted cash of $78 and escrowed cash of $232,937. The Company's total liabilities amounted to $426,177 as of September 30, 2000, of which $177,017 was attributed to common stock Units subscribed. The Company's total liabilities amounted to $392,267 as of December 31, 1999, of which $177,017 was attributed to common stock units subscribed. The Company presently has no other resources. The Company is presently seeking potential acquisitions of private companies, technologies, or product distribution rights. Management believes that any acquisition will be made by issuing shares of the Company's authorized but unissued common stock. The Company's liquidity, capital resources, and financial statements will be significantly different subsequent to the consummation of any acquisition. The Company's operating expenses have been covered by advances from affiliates in recent months. However, there can be no assurance that the Company's affiliates will continue to fund operating costs in the future.

         The Company has been required to borrow funds from its affiliates in order to fund its general and administrative costs. As of September 30, 2000, such affiliates had loaned $245,441 to the Company which has been used to fund the Company's legal fees, accounting fees, filing fees, travel expenses and other administrative costs. The Company must continue to borrow funds in order to fund its costs of operations until such time, if ever, it effects a merger or acquisition transaction. There can be no assurance that the Company will be able to borrow additional funds from such affiliates or from any other persons. If the Company is not able to borrow additional funds as needed, it will not be able to fund its costs of operations.

         Results of Operations. The Company has not commenced any operations except for the preliminary investigation of potential acquisitions. The Company's assets, consisting primarily of cash, is on deposit in various interest bearing and non-interest bearing accounts pending the consummation of any acquisition. For the three months ended September 30, 2000, the Company had revenues of $3,724 expenses of $10,543 and a net loss of $6,822. For the three months ended September 30, 1999, the Company had revenues of $2,699 expenses of $11,187 and a net loss of $8,488. For the nine months ended September 30, 2000, the Company had revenues of $10,263 expenses of $33,743 and a net loss of $23,480. For the nine months ended September 30, 1999, the Company had revenues of $7,677 expenses of $17,813 and a net loss of $10,136. The Company will likely not have any revenues except for interest unless and until it is able to close an acquisition or merger transaction.

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

Item 2. Changes in the Rights of the Company's Security Holders. None.

Item 3. Defaults by the Company on its Senior Securities. None.

Item 4. Submission of Matters to Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6(a). Exhibits. None.

Item 6(b). Reports on Form 8-K.

           (A) On December 20, 2000, the Company filed a Form 8-K to announce the extension of its Class A and Class B Warrants to December 31, 2001.

           (B) On October 10, 2000, the Company filed a Form 8-K to announce the waiver of Rule 164-11-1 which is further described in the Form 10-QSB.

                                SIGNATURE

       In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: March 22, 2001               NIGHTINGALE, INC.



                                    By /s/ William Grilz
                                   -------------------------------
                                       William Grilz
                                       President
                                       Principal Financial Officer
                                       Principal Executive Officer