Form 10KSB
period 2000-12-31
NIGHTINGALE INC
filed 2001-06-06
CIK 837296

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-KSB
                                  ------------


              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 2000

                                         OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                          Commission file number 33-23429-D
                                   ------------


                                  NIGHTINGALE, INC.
           (Name of Small Business Issuer as specified in its charter)
                   Utah                               87-044988-8
               ------------                          -------------
           (State or other jurisdiction of          (I.R.S. employer
            incorporation or organization)         identification No.)
                 2232 Eastwood Blvd.                     84403
                  Ogden, Utah 84403                  ------------
                ----------------------                (Zip Code)
      (Address of principal executive offices)

        Issuer's telephone number, including area code:  (801) 479-0742
                                  ------------


     Securities registered pursuant to Section 12(b) of the Exchange Act:  None

     Securities registered pursuant to Section 12(g) of the Exchange Act:  None


     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes No X.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Issuer's revenues for the fiscal year ending December 31, 2000 were $14,027.

     As of the date hereof, there is no public market for the Registrant's securities. The Registrant has closed its public offering but, pursuant to Rule 164-11-1 as promulgated by the Utah Securities Division, no securities sold in the public offering have been issued. The number of shares outstanding of the Registrant's sole class of common stock, as of December 31, 2000, and as of May 31, 2001, is 1,000,000 shares.

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

     The Company received a total of $200,000 from the sale of Units of its securities in its public offering. The Company deposited 80% of the net offering proceeds, or $140,000, in an escrow account pending compliance with Utah Rule 164-11-1. As of December 31, 2000, a total of $246,964 was held in the Rule 164-11-1 Escrow Account.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No meetings of the Company's shareholders were held during the fiscal year ending December 31, 2000

                                    PART II

ITEM 5. MARKET FOR THE Company'S COMMON STOCK AND WARRANTS AND RELATED SECURITY HOLDER MATTERS

     Market for Common Stock. There is no public market for the Company's securities.

     Holders. The number of record holders of the Company's common stock as of December 31, 2000 and April 4, 2001, is 4. Pursuant to Rule 164-11-1 as adopted by the Utah Securities Division, no securities of the Company were issued to purchasers of the Units of Company offered in the public offering.

     Dividends. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

     Warrants. A total of 2,000,000 Units of the Company's Common Stock were subscribed for in the Company's public offering. Each Unit consisted of one share of Common Stock, $.001 par value, and one "A" Warrant to purchase one share of Common Stock at $.25 per share exercisable during a twelve month period commencing 30 days from the date of the closing of the offering, and ending twelve months thereafter, and one "B" Warrant to purchase one share of Common Stock at $.50 per share exercisable during an eighteen month period commencing 30 days from the date of the close of the offering and ending eighteen months thereafter. The offering was closed on September 28, 1989. The Warrants have been extended on several occasions and now expire on December 31, 2001. The Warrants cannot be exercised unless a current Registration Statement is in effect, of which there can be no assurance. The Company has the right to call the Warrants for redemption, in whole or in part, upon 30 days prior written notice at a price of $.001 per Warrant. If the Warrants are called for redemption, they may be exercised at any time prior to the close of business on the day preceding the date fixed for redemption. Any rights to purchase Common Stock subject to the Warrants will be forfeited to the extent such Warrants are not exercised prior to such date. The Common Stock and Warrants sold as Units pursuant to this offering are not transferable separately until the exercise period commences.

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

Liquidity and Capital Resources

     Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization less amounts expended for offering costs and operations to date. As of December 31, 2000, the Company had total assets of $247,347 which included $246,964 of restricted cash. Therefore, the Company had essentially no usable cash as of December 31, 2000 and is dependent upon loans and advances from its management and affiliates to fund its expenses pending the completion of a merger or acquisition. As of December 31, 2000, the Company owed affiliates $256,412. As a result of the Company's lack of liquid and usable capital, the company's affiliates have loaned money to the Company on an as needed basis to fund professional fees, filing fees, travel costs and other costs of the Company. There can be no assurance that the Company's affiliates will continue to loan money to the Company for its expenses.

Results of Operations

     The Company has not commenced any active operations as of the date hereof, except for its search for suitable acquisition candidates. The Company's assets consist primarily of cash, which is on deposit in interest-bearing and non-interest bearing accounts. The only revenue generated by the Company since its inception is interest. The Company had interest income of $14,027 for the year ending December 31, 2000 compared with total interest income of $10,615 for the year ending December 31, 1999. Total expenses for the year ending December 31, 2000, were $49,709 as compared with $30,974 for the year ending December 31, 1999. The Company's expenses consist primarily of travel expenses and professional fees incurred in connection with proposed acquisitions. The Company had a net loss of $35,682 for the year ending December 31, 2000 compared with a loss of $20,359 for the year ending December 31, 1999.

Inflation

     The Company does not believe that inflation will negatively impact its business plans.

ITEM 7.  FINANCIAL STATEMENTS

                         Index to Financial Statements
Financial Statements

      Independent Accountants' Report - March 22, 2001

      Balance Sheet
        December 31, 2000

      Statement of Operations and Cumulative Amounts
        Years ended December 31, 2000 and 1999

      Statement of Changes in Stockholders' Deficit
        From Inception January 9, 1988 through December 31, 2000

      Statement of Cash Flows and Cumulative Amounts
        Years ended December 31, 2000 and 1999

      Notes to Financial Statements

Financial Statement Schedules

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Nightingale, Inc.


We have audited the accompanying balance sheet of Nightingale, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2000 and 1998 and cumulative amounts from January 9, 1988 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nightingale, Inc. (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and cumulative amounts from inception through December 31, 2000, in conformity with generally accepted accounting principles.

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




Tanner + Co.
Salt Lake City, Utah
March 22, 2001

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)

                                                           Balance Sheet

                                                       December 31, 2000
------------------------------------------------------------------------






         Assets

Current assets:
   Cash                                                     $        383
   Restricted cash held in escrow                                246,964
                                                            ------------

            Total current assets                            $    247,347
                                                            ------------

------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued liabilities                 $      8,852
   Related party payables                                        256,412
   Common stock units subscribed                                 177,017
                                                            ------------

            Total current liabilities                            442,281
                                                            ------------

Commitments                                                            -

Stockholders' deficit:
   Common stock, $.001 par value, 100,000,000 shares
     authorized; 1,000,000 shares issued and outstanding           1,000
   Additional paid-in capital                                     19,600
   Deficit accumulated during the development stage             (215,534)
                                                            ------------

            Total stockholders' deficit                         (194,934)
                                                            ------------

            Total liabilities and stockholders' deficit     $    247,347
                                                            ------------





--------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                   12

                                                       NIGHTINGALE, INC.
                                           (A Development Stage Company)

                                                 Statement of Operations

           Years Ended December 31, 2000 and 1999 and Cumulative Amounts
------------------------------------------------------------------------






                                                              Cumulative
                                        2000        1999        Amounts
                                    ------------------------------------

Revenues - interest                 $     14,027  $   10,615  $  111,382

General and administrative expenses       49,709      30,974     326,916
                                    ------------------------------------

   Loss before income taxes              (35,682)    (20,359)   (215,534)

Income taxes                                   -           -           -
                                    ------------------------------------

   Net loss                         $    (35,682) $  (20,359) $ (215,534)
                                    ------------------------------------

   Net loss per share - basic
      and diluted                   $       (.04) $     (.02) $     (.22)
                                    ------------------------------------

      Weighted average shares -
         basic and diluted             1,000,000   1,000,000     981,000
                                    ------------------------------------






--------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                   13

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)

                                              Statement of Stockholders' Deficit
                   January 9, 1988 (Date of Inception) Through December 31, 2000
--------------------------------------------------------------------------------


                                                              Deficit
                                                            Accumulated
                                                 Additional  During the
                                Common Stock      Paid-In    Develop-
                                                               ment
                             ------------------
                               Shares    Amount    Capital     Stage      Total
                             ---------------------------------------------------
Balance, January 9, 1988            -  $     -  $       -  $       -  $       -

Issuance of common stock
for:
  Cash                        995,000      995     19,005          -     20,000
  Services                      5,000        5        595          -        600

Net loss                            -        -          -     (1,534)    (1,534)
                            ----------------------------------------------------

Balance, December 31, 1988  1,000,000    1,000     19,600     (1,534)    19,066

Net loss                            -        -          -     (3,842)    (3,842)
                            ----------------------------------------------------

Balance, December 31, 1989  1,000,000    1,000     19,600     (5,376)    15,224

Net loss                            -        -          -    (10,018)   (10,018)
                            ----------------------------------------------------

Balance, December 31, 1990  1,000,000    1,000     19,600    (15,394)     5,206

Net loss                            -        -          -     (1,494)    (1,494)
                            ----------------------------------------------------

Balance, December 31, 1991  1,000,000    1,000     19,600    (16,888)     3,712

Net loss                            -        -          -    (25,203)   (25,203)
                            ----------------------------------------------------

Balance, December 31, 1992  1,000,000    1,000     19,600    (42,091)   (21,491)

Net loss                            -        -          -    (46,300)   (46,300)
                            ----------------------------------------------------


Balance, December 31, 1993  1,000,000    1,000     19,600    (88,391)   (67,791)

Net loss                            -        -          -    (18,078)   (18,078)
                            ----------------------------------------------------

Balance, December 31, 1994  1,000,000    1,000     19,600   (106,469)   (85,869)

Net loss                            -        -          -     (8,131)    (8,131)
                            ----------------------------------------------------


Balance, December 31, 1995  1,000,000    1,000     19,600   (114,600)   (94,000)

Net loss                            -        -          -     (8,200)    (8,200)
                            ----------------------------------------------------

Balance, December 31, 1996  1,000,000    1,000     19,600   (122,800)  (102,200)

Net loss                            -        -          -    (14,638)   (14,638)
                            ----------------------------------------------------

Balance, December 31, 1997  1,000,000    1,000     19,600   (137,438)  (116,838)

Net loss                            -        -          -    (22,055)   (22,055)
                            ----------------------------------------------------

Balance, December 31, 1998  1,000,000    1,000     19,600   (159,493)  (138,893)

Net loss                            -        -          -    (20,359)   (20,359)
                            ----------------------------------------------------

--------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                   14

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)


                                              Statement of Stockholders' Deficit
                                                                       Continued
--------------------------------------------------------------------------------


December 31, 1999           1,000,000    1,000     19,600   (179,852)  (159,252)

Net loss                            -        -          -    (35,682)   (35,682)
                            ----------------------------------------------------

December 31, 2000           1,000,000  $ 1,000  $  19,600   (215,534) $(194,934)
                            ----------------------------------------------------


--------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                   15

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)

                                                         Statement of Cash Flows
                   Years Ended December 31, 2000 and 1999 and Cumulative Amounts
--------------------------------------------------------------------------------



                                                                     Cumulative
                                                  2000       1999      Amounts
                                               ---------------------------------
Cash flows from operating activities:
   Net loss                                    $ (35,682) $ (20,259) $ (215,534)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Amortization                                     -          -       1,350
      Stock compensation expense                       -          -         600
      Increase in accounts payable
        and accrued liabilities                    5,133      2,587       8,852
                                               ---------------------------------

            Net cash used in
            operating activities                 (30,549)   (17,772)   (204,732)
                                               ---------------------------------

Cash flows from investing activities:
   Increase in restricted cash held in           (14,027)   (10,615)   (246,964)
      escrow
   Increase in organization costs                      -          -      (1,350)
                                               ---------------------------------

         Net cash used in
         investing activities                    (14,027)   (10,615)   (248,314)
                                               ---------------------------------

Cash flows from financing activities:
       Increase related party payables            44,881     28,450     256,412
   Net proceeds from common stock units
     subscribed                                        -          -     177,017
   Proceeds from issuance of common stock              -          -      20,000
                                               ---------------------------------

            Net cash provided by
            financing activities                  44,881     28,450     453,429
                                               ---------------------------------

            Net increase decrease in cash            305         63         383

Cash, beginning of period                             78         15           -
                                               ---------------------------------

Cash, end of period                            $     383  $      78  $      383
                                               ---------------------------------

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements

                                                               December 31, 2000
--------------------------------------------------------------------------------


1. Organization  Organization
   and           The Company was organized on October 8, 1987 to purchase, sell
   Summary of    and invest in new products, technologies and businesses of any
   Significant   and all types and kinds. The Company had no operations or
   Accounting    activity until January 9, 1988 (date of inception) when
   Policies      consideration was paid into the Company in exchange for equity
                 The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS
                 No. 7. Cumulative amounts represent activity since the date of inception. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.


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

1. Organization  Use of Estimates in the Preparation of Financial Statements
   and           The preparation of financial statements in conformity with
   Summary of    generally accepted accounting principles requires management
   Significant   to make estimates and assumptions that affect the reported
   Accounting    amounts of assets and liabilities and disclosure of contingent
   Policies      assets and liabilities at the date of the financial statements
   (Continued)   and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 Concentration of Credit Risk
                 The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.



2. Going         The accompanying financial statements have been prepared
   Concern       assuming that the Company will continue as a going concern.
                 Because of recurring losses, the excess of current liabilities over current assets, and stockholders' deficit, the Company's ability to continue as a going concern is dependent on attaining future profitable operations, and obtaining additional financial and/or equity. The Company is pursuing investment opportunities. There can be no assurance that they will be successful.

3. Common        The Company has closed but not completed a public offering on
   Stock Units   Form S-18 in accordance with the Securities Act of 1933 of
   Subscribed    2,000,000 units. Each unit consists of one share of the
   and           Company's common stock, one "A" warrant and one "B" warrant.
   Restricted    Each "A" warrant allows the holder to purchase one share of the
   Cash          Company's common stock at a price of $.25 per share of common stock beginning thirty days after the close of this offering.
                 Each "B" warrant allows the holder to purchase one share of the Company's common stock at a price of $.50 per share beginning thirty days after the close of this offering. During 1998, the Company extended the expiration date of both the "A" warrants and "B" warrants to December 31, 2000. Under terms of the offering, the Company placed in escrow $140,000 which approximated 80% of the net offering proceeds. The cash will remain in escrow until the Company can specifically allocate the use of the proceeds. At the time of the allocation of the proceeds a post-effective amendment will be filed. At the time of the post-effective amendment, the investors in the common stock units must be given twenty days to ratify or rescind their investment. Investors who choose to rescind their investment will receive a pro rata refund of all offering proceeds. However, should enough investors request a refund such that the net tangible asset value of the Company after the refund would be less than seventy-five thousand dollars
                 ($75,000) the Company shall make a pro rata refund of all unused offering proceeds to investors. The shares were sold for $.10 per share.

                 The Company has been subject to Rule 164-11-1 as promulgated by the State of Utah, Division of Securities. Such Rule deals with blank check securities offerings such as the Company's initial public offering. One of the requirements of Rule 164-11-1 is for the Company to offer a rescission to its public offering investors at the time the Company locates an acquisition. Note 3 to these financial statements further describes the Company's initial public offering and the requirements of Rule 164-11-1. On September 13, 2000, the Utah Division of Securities waived the Company's compliance with Rule 164-11-1 subject to the Company's completion of, and compliance with certain agreed upon undertakings by the Company. One of such undertakings is to offer the public offering investors a rescission prior to the time of acquisition. The rescission would allow investors the opportunity to be repaid their invested amount in the units originally purchased. If an investor elects not to rescind, such investor would become a shareholder of the Company and would be afforded dissenting shareholder rights in connection with any acquisition subsequently effected by the Company.

4. Related       The Company received advances from officers, stockholders and
   Party         entities they control. As of December 31, 2000 $176,650 was due
   Transactions  to related parties with no repayment terms and interest at 10%.
                 Accrued interest due to related parties totaled $80,762 at December 31, 2000.

5. Income        The difference between income taxes at statutory rates for the
   Taxes         years ended December 31, 2000 and 1999 and the amount presented in the financial statements is the increase in the tax valuation allowance of approximately $14,000 for both years, which offsets the income tax benefit of the net operating loss.


                 Deferred tax assets consist of the following:


                                                               December 31,
                                                        ------------------------
                                                            2000        1999
                                                        ------------------------

                   Operating loss carryforwards         $    75,000 $    61,000
                   Valuation allowance                      (75,000)    (61,000)
                                                        ------------------------

                                                        $      -    $      -
                                                        ------------------------


                 The Company has net operating loss carryforwards of approximately $229,000 which begin to expire in 2002. The amount of net operating loss carryforward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized and any significant changes in the ownership of the Company.

6. Supplemental                                      December 31,     Cumulative
   Cash Flow                                   ----------------------
   Information                                     2000       1999      Amounts
                                               ---------------------------------
                          Actual amounts paid
                            Interest           $     -    $     -    $    9,213
                                               ---------------------------------

                            Income taxes       $     -    $     -    $    1,048
                                               ---------------------------------

7. Fair Value    The Company's financial instruments consist of cash and
   of            payables, the carrying amount of cash and payables approximates
   Financial     fair value because of the short-term nature of these items.
   Instruments

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


                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   A.             Identification of Directors and Executive Officers

     The following individuals are the current officers and directors of the Company and will serve for one year or until their respective successors are elected and qualified. They are:

   Name             Age                        Position

William Grilz       41                         President/Chairman of the
                                               Board of Directors

Michael Hendry      48                         Director

David Knudson       41                         Secretary/Treasurer/Director

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


                          SUMMARY COMPENSATION TABLE

                                      Long Term Compensation

                    Annual Compensation           Awards       Payouts
(a)          (b)   (c)      (d)   (e)        (f)       (g)     (h)     (i)
                                  Other                                All
Name and                          Annual     Restrict  Option/ LTIP    Other
Principal          ($)      ($)   Compen-    Stock     SAR's   Payouts Compensa-
Position     Year  Salary   Bonus  sation($) Awards($)  (#)      ($)   tion ($)
--------------------------------------------------------------------------------
William      2000  $ -0-    $ -0-  $ -0-     $ -0-     $ -0-   $ -0-   $ -0-
Grilz        1999  $ 500    $ -0-  $ -0-     $ -0-     $ -0-   $ -0-   $ -0-
President,   1998  $ 1,620  $ -0-  $ -0-     $ -0-     $ -0-   $ -0-   $ -0-
CEO and
Chairman



     No options, stock appreciation rights or long-term incentive plan awards were issued or granted to the Company's chief executive officer during the fiscal years ended December 31, 2000, 1999 and 1998. As of December 31, 2000, the end of the Company's last fiscal year, the Company's management owned no options or stock appreciation rights. Accordingly, no tables relating to such items have been included in this Item 10.

     Each officer and director will be paid a maximum of $20 per hour for actual hours devoted to the Company's business, estimated not to exceed an aggregate of $5,000 per year for all officers as a group. Officers and directors will be reimbursed for actual out-of-pocket expenses incurred on behalf of the Company. It is currently estimated that officer and director compensation will not exceed the rate of $5,000 per year for all officers and directors as a group, until such time as the Company may require full or extensive time commitments from any officer or director. Except as noted above, the Company has no agreement or understanding, express or implied, with any officer or director or any other person regarding employment with the Company or compensation for services. For the year ended December 31, 2000, the Company paid no compensation to management or outside consultants for services rendered to the Company.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      A.  Security Ownership of Certain Beneficial Owners

     The following persons are known to the Company to be the beneficial owner of more than 5 percent of the Company's voting stock as of April 4, 2001:


                                 Number of
                                 Shares
    Name                         Owned           Percent

William Grilz(1)(2)               125,000         12.50%
2232 Eastwood Blvd.
Ogden, UT  84403
 President/Director

Michael Hendry(1)(2)              200,000         20.00%
1862 East 1900 North
Layton, UT  84040
 Director

David Knudson (1)(3)                  -0-             0%
2331 East 1200 North
Layton, UT 84040
 Secretary/Director

Mark Scharmann(2)                 625,000         62.50%
1661 Lakeview Circle
Ogden, UT  84403

A. O. Headman, Jr.(2)              50,000          5.00%
960 Northcliffe Drive
Salt Lake City, UT 84103

ALL OFFICERS AND DIRECTORS
AS A GROUP (3 INDIVIDUALS)        325,000        32.500%
                                  -------        -------

ALL SHAREHOLDERS AS A GROUP     1,000,000        100.00%
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

     (3) The Company has granted Mr. Knudson an option to purchase 100,000 shares of the Company's common stock at a price of $.10 per share. Such option expires December 31, 2001.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Since 1993, the Company has borrowed money from Troika Capital Investment, Inc. As of December 31, 2000, the amount due Troika Capital Investment, Inc. for principal and interest was $256,412.23.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     A.    Exhibits.

     3.1 Certificate of Incorporation - incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18 (SEC File No. 33-23429-D)

     3.2 Bylaws - incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18 (SEC File No. 33-23429-D).

     B. Form 8-K. In December 2000 the Company filed a Form 8-K in connection with the extension of the exercise period of its Class "A" and Class "B" Common Stock Purchase Warrants to December 31, 2001.

                               SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 6, 2001.

                                         NIGHTINGALE, INC.



                                         By    /s/ William Grilz
                                            ------------------------------------
                                              William Grilz
                                               Principal Executive Officer
                                              Principal Financial Officer



                                         By   /s/ David Knudson
                                           -----------------------------------
                                              David Knudson
                                              Secretary/Treasurer




     Pursuant to the requirements of the Securities Act of 1934, this Disclosure Statement has been signed by the following persons in the capacities and on the dates indicated:


    Signature                       Title               Date


/s/ William Grilz                   President           June 6, 2001
--------------------------------
William Grilz                       and Director


/s/ Michael Hendry                  Director            June 6, 2001
-----------------------------
Michael Hendry


/s/ David Knudson                   Secretary/Treasurer June 6, 2001
-----------------------------
David Knudson                          and Director