Form 10QSB
period 2001-03-31
NIGHTINGALE INC
filed 2001-06-28
CIK 837296

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2001

                         Commission File No. 33-23429-D


                               NIGHTINGALE, INC.
       (Exact name of Small Business Issuer as specified in its charter)


                Utah                                    87-044988-8
      -------------------------------             -----------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation of organization)               Identification Number)


                    2232 Eastwood Blvd., Ogden, UT  84403
       ----------------------------------------------------------------
                   (Address of principal executive offices)


                               (801) 479-0742
                               ---------------
               Registrant's telephone no., including area code:
              --------------------------------------------------

                                   No Change
       -----------------------------------------------------------------
        Former name, former address, and former fiscal year, if changed since last report.


         Common Stock outstanding at June 25, 2001 - 1,000,000 shares of $.001 par value Common Stock.


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

                      For the Quarter ended March 31, 2001.

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                         PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB
Item 1.   Financial Statements

          Balance Sheet--March 31, 2001......................................3

          Statements of Operations--for the three months
          months ended March 31, 2001 and 2000 and cumulative amounts since inception..........................................................4

          Statements of Cash Flows--for the three months
          ended March 31, 2001 and 2000 and cumulative amounts since inception........................................................5-6

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

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)
                                                                   Balance Sheet

                                                                  March 31, 2001
                                                                     (Unaudited)
--------------------------------------------------------------------------------





               Assets

Current assets:
         Restricted cash in escrow                          $    250,259
                                                            ------------

                  Total assets                              $    250,259
                                                            ------------


------------------------------------------------------------------------

               Liabilities and Stockholders' Deficit

Current liabilities:
         Cash overdraft                                     $        174
         Accounts payable and accrued liabilities                  8,852
         Related party payables                                  271,155
         Common stock units subscribed                           177,017
                                                            ------------

                  Total current liabilities                      457,198

Stockholders' deficit:
         Common stock - par value $.001 per share.
           Authorized 100,000,000 shares; issued and
           outstanding 1,000,000 shares                            1,000
         Additional paid-in capital                               19,600
         Deficit accumulated during the development stage       (227,539)
                                                            ------------

                  Total stockholders' deficit                   (206,939)
                                                            ------------

                  Total liabilities and stockholders' defici$    250,259
                                                            ------------





--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-1

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)
                                                         Statement of Operations
                                                                     (Unaudited)


--------------------------------------------------------------------------------





                                                             Cumulative
                                       Three Months Ended     Amounts
                                           March 31,            From
                                    ------------------------
                                        2001        2000     Inception
                                    ------------------------------------

Revenue - interest                  $      3,294  $    3,118  $  114,676

Expenses:
 General and administrative expenses      15,299      14,378     342,215
                                    ------------------------------------

      Loss before income taxes           (12,005)    (11,260)   (227,539)

Income tax expense                             -           -           -
                                    ------------------------------------

                  Net loss          $    (12,005) $  (11,260) $ (227,539)
                                    ------------------------------------

Net loss per share - basic and
 diluted                            $       (.01) $     (.01) $     (.23)
                                    ------------------------------------

Weighted average shares - basic and
 diluted                               1,000,000   1,000,000   1,000,000
                                    ------------------------------------





--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-2

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)
                                                         Statement of Cash Flows
                                                                     (Unaudited)

--------------------------------------------------------------------------------



                                                                     Cumulative
                                               Three Months Ended     Amounts
                                                   March 31,            From
                                            ------------------------
                                                2001        2000     Inception
                                            ------------------------------------
Cash flows from operating activities:
      Net loss                             $   (12,005) $ (11,260) $   (227,539)
      Adjustments to reconcile net loss to
       net cash used in operating activities:
           Amortization                               -           -       1,350
           Increase in cash overdraft               174           -         174
           Increase in - accounts payable and
             accrued liabilities                      -           -       8,852
                                            ------------------------------------
               Net cash used in
               operating activities             (11,831)    (11,260)   (217,163)
                                            ------------------------------------

Cash flows from investing activities:
     Increase in related party payables          14,743      14,807     271,155
     Increase in restricted cash in escrow       (3,295)     (3,119)   (250,259)
     Increase in notes receivable - related
        parties                                       -           -     (74,282)
     Increase in organization costs                   -           -      (1,350)
     Payment of notes receivable - related
        parties                                       -           -      74,282
                                            ------------------------------------
            Net cash provided by
            investing activities                 11,448      11,688      19,546
                                            ------------------------------------

Cash flows from financing activities:
     Proceeds from common stock units
       subscribed                                     -           -     200,000
     Proceeds from issuance of stock                  -           -      20,600
     Increase in offering costs                       -           -     (22,983)
                                            ------------------------------------
            Net cash provided by
            financing activities                      -           -     197,617
                                            ------------------------------------

            Net (decrease) increase
            in cash                                (383)        428           -

Cash, beginning of period                           383          78           -
                                            ------------------------------------

Cash, end of period                        $          -  $      506  $        -
                                            ------------------------------------

--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-3

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)
                                                         Statement of Cash Flows
                                                                       Continued
                                                                     (Unaudited)

--------------------------------------------------------------------------------





                                                             Cumulative
                                       Three Months Ended     Amounts
                                           March 31,            From
                                    ------------------------
                                        2001        2000     Inception
                                    ------------------------------------
Supplemental disclosure of cash flow
information:

            Interest paid           $        -  $        -  $        -
                                    ------------------------------------

            Income taxes paid       $        -  $        -  $       572
                                    ------------------------------------






--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-4

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements


--------------------------------------------------------------------------------






(1) The unaudited financial statements include the accounts of Nightingale, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2001 and the results of operations and changes in financial position for the three month period ended March 31, 2001 and 2000, and cumulative amounts since inception. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

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


--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-5

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

     The offering was formally closed on October 6, 1989. The offering was registered for sale in the State of Utah and therefore, the Company was and is required to comply with Rule 164- 11-1 as promulgated by the Utah Securities Division. Such Rule prohibits the issuance of shares, the secondary trading of the Company's securities and the expenditure of more than 20 percent of the net offering proceeds without first giving subscribers a rescission offering in connection with an acquisition. The Utah Securities Division has recently agreed to waive compliance with Rule 164-11- 1 subject to compliance with certain conditions.

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

         6. At such time as the Company locates an acquisition transaction, it will prepare and distribute to its stockholders a proxy statement describing the acquisition transaction.Although the Company is not subject to the SEC Proxy Rules, it would substantially utilize the disclosure requirements of the Proxy Rules in connection with such proxy statement

         7. Regardless of the structure of the acquisition, each of the Company's stockholders would be granted dissenting stockholder appraisal rights as provided for in the Utah Revised Business Corporations Act, provided however, the amount to be paid to dissenting shareholders would not be less than the amount invested by such dissenting shareholders. Accordingly, public investors would have two opportunities to receive back their investment.

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

         10.The Company would, prior to the completion of an acquisition, continue to file reports with the SEC pursuant to Section 15(d)of the Securities Exchange Act, as amended.

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

     Liquidity and Capital Resources. Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization and from the sale of stock in its public offering. As of March 31, 2001, the Company had no unrestricted cash and restricted cash in the Rule 164-11-1 Escrow Account of $250,259. As of December 31, 2000, the Company had unrestricted cash of $383 and escrowed cash of $246,964. The Company's total liabilities amounted to $457,198 as of March 31, 2001, of which $177,017 was attributed to common stock Units subscribed for. The Company's total liabilities amounted to $442,281 as of December 31, 2000, of which $177,017 was attributed to common stock units subscribed for. The Company presently has no other resources. The Company is presently seeking potential acquisitions of private companies, technologies, or product distribution rights. Management believes that any acquisition will be made by issuing shares of the Company's authorized but unissued common stock. The Company's liquidity, capital resources, and financial statements will be significantly different subsequent to the consummation of any acquisition. The Company's operating expenses have been covered by advances from affiliates in recent years. However, there can be no assurance that the Company's affiliates will continue to fund operating costs in the future.

     The Company has been required to borrow funds from its affiliates in order to fund its general and administrative costs. As of March 31, 2001, such affiliates had loaned $271,155 to the Company which has been used to fund the Company's legal fees, accounting fees, filing fees, travel expenses and other administrative costs. The Company must continue to borrow funds in order to fund its costs of operations until such time, if ever, it effects a merger or acquisition transaction. There can be no assurance that the Company will be able to borrow additional funds from such affiliates or from any other persons. If the Company is not able to borrow additional funds as needed, it will not be able to fund its costs of operations.

     Results of Operations. The Company has not commenced any operations except for the preliminary investigation of potential acquisitions. The Company's assets, consisting primarily of cash, is on deposit in various interest bearing and non-interest bearing accounts pending the consummation of any acquisition. For the three months ended March 31, 2001, the Company had revenues of $3,294 expenses of $15,299 and a net loss of $12,005. For the three months ended March 31, 2000, the Company had revenues of $3,118 expenses of $14,378 and a net loss of $11,260. The Company will likely not have any revenues except for interest unless and until it is able to close an acquisition or merger transaction.

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

Item 6(b).     Reports on Form 8-K.  None

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: June __, 2001                      NIGHTINGALE, INC.



                                     By /s/ William Grilz
                                       ----------------------------------------
                                          William Grilz
                                          President
                                          Principal Financial Officer
                                          Principal Executive Officer