Form 10QSB
period 2001-06-30
NIGHTINGALE INC
filed 2001-08-23
CIK 837296

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 2001

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


        Common Stock outstanding at August 22, 2001 - 1,000,000 shares of $.001 par value Common Stock.


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

                     For the Quarter ended June 30, 2001.

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB
Item 1. Financial Statements

        Balance Sheet--June 30, 2001...........................................3

        Statements of Operations--for the three months and six months months ended June 30, 2001 and 2000 and cumulative amounts since inception....4

        Statements of Cash Flows--for the six months ended
        June 30, 2001 and 2000 and cumulative amounts since inception........5-6

        Notes to Financial Statements..........................................7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..............................................8

                          PART II - OTHER INFORMATION
                                                                            Page

Item 1.  Legal Proceedings                                                    12
Item 2.  Changes in the Securities                                            12
Item 3.  Defaults Upon Senior Securities                                      12
Item 4.  Results of Votes of Security Holders                                 12
Item 5.  Other Information                                                    12
Item 6(a)Exhibits                                                             12
Item 6(b)Reports on Form 8-K                                                  12

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)
                                                                   Balance Sheet

                                                                   June 30, 2001
                                                                     (Unaudited)
--------------------------------------------------------------------------------
               Assets

Current assets:
     Cash                                                   $        127
     Restricted cash in escrow                                   252,653
                                                            ------------

             Total assets                                   $    252,780
                                                            ------------


------------------------------------------------------------------------
               Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable and accrued liabilities               $      8,852
     Related party payables                                      283,767
     Common stock units subscribed                               177,017
                                                            ------------

             Total current liabilities                           469,636

Stockholders' deficit:
     Common stock - par value $.001 per share.
       Authorized 100,000,000 shares; issued and
       outstanding 1,000,000 shares                                1,000
     Additional paid-in capital                                   19,600
     Deficit accumulated during the development stage           (237,456)
                                                            ------------

             Total stockholders' deficit                        (216,856)
                                                            ------------

             Total liabilities and stockholders' deficit    $    252,780
                                                            ------------

                                                               NIGHTINGALE, INC.
                                                 (A Development Stage Company)

                                                         Statement of Operations
                                                                     (Unaudited)
--------------------------------------------------------------------------------
                              Three Months       Six Months           Cumulative
                                  Ended            Ended               Amounts
                                June 30,          June 30,               From
                            -----------------------------------
                              2001     2000    2001     2000          Inception
                            ----------------------------------------------------
Revenue - interest          $   2,394  $  3,421  $   5,688  $   6,539 $ 117,070

Expenses:
  General and administrative
   expenses                    12,311     8,819     27,610     23,197   354,526
                            ----------------------------------------------------
    Loss before income taxes   (9,917)   (5,398)   (21,922)   (16,658) (237,456)

Income tax expense                  -         -          -          -         -
                            ----------------------------------------------------
    Net loss                $  (9,917) $ (5,398) $ (21,922) $ (16,658)$(237,456)
                            ----------------------------------------------------

Net loss per share - basic
 and diluted                $   ($.01) $   (.00) $    (.02) $    (.02)$    (.24)
                            ----------------------------------------------------

Weighted average - basic
 and diluted                1,000,000 1,000,000  1,000,000  1,000,000 1,000,000
                            ----------------------------------------------------

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)

                                                         Statement of Cash Flows
                                                                     (Unaudited)
--------------------------------------------------------------------------------
                                                                    Cumulative
                                                   Six Months Ended   Amounts
                                                       June 30,         From
                                                 --------------------
                                                   2001      2000    Inception
                                                 -------------------------------
Cash flows from operating activities:
 Net loss                                        $(21,922) $(16,658) $ (237,456)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Amortization                                      -         -       1,350
      Increase in - accounts payable and
        accrued  liabilities                            -         -       8,852
                                                 -------------------------------
        Net cash used in
        operating activities                      (21,922)  (16,658)   (227,254)
                                                 -------------------------------
Cash flows from investing activities:
 Increase in related party payables                27,355    24,215     283,767
 Increase in restricted cash in escrow             (5,689)   (6,539)   (252,653)
 Increase in notes receivable - related parties         -         -     (74,282)
 Increase in organization costs                         -         -      (1,350)
 Payment of notes receivable - related parties          -         -      74,282
                                                 -------------------------------
       Net cash provided by (used in)
       investing activities                        21,666    17,676      29,764
                                                 -------------------------------
Cash flows from financing activities:
 Proceeds from common stock units
   subscribed                                           -         -     200,000
 Proceeds from issuance of stock                        -         -      20,600
 Increase in offering costs                             -         -     (22,983)
                                                 -------------------------------
       Net cash provided by
       financing activities                             -         -     197,617
                                                 -------------------------------

       Net increase (decrease) in cash               (256)    1,018         127

Cash, beginning of period                             383        78          -
                                                 -------------------------------

Cash, end of period                              $    127  $  1,096  $      127
                                                 -------------------------------

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)

                                                         Statement of Cash Flows
                                                                     (Unaudited)
                                                                       Continued
--------------------------------------------------------------------------------

                                                                      Cumulative
                                                 Six Months Ended      Amounts
                                                     June 30,            From
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
                                            ------------------------------------

                                                               NIGHTINGALE, INC.
                                                  (A Development Stage Company)

                                                  Notes to Financial Statements

--------------------------------------------------------------------------------


(1) The unaudited financial statements include the accounts of Nightingale, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2001 and the results of operations and changes in financial position for the three month and six month periods ended June 30, 2001 and 2000, and cumulative amounts since inception. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year.


(2) Loss per common share is based on the weighted average number of shares outstanding during the period.

(3) The Company has been subject to Rule 164-11-1 as promulgated by the State of Utah, Division of Securities. Such Rule deals with blank check securities offerings such as the Company's initial public offering. One of the requirements of Rule 164- 11-1 is for the Company to offer a recission to its public offering investors at the time the Company locates an acquisition. On September 13, 2000, the Utah Division of Securities waived the Company's compliance with Rule 164-11-1 subject to the Company's completion of, and compliance with certain agreed upon undertakings by the Company. One of such undertakings is to offer the public offering investors a rescission prior to the time of acquisition. This recission would allow investors the opportunity to be repaid their invested amount in the units originally purchased. If an investor elects not to rescind, such investor would become a shareholder of the Company and would be afforded dissenting shareholder rights in connection with any acquisition subsequently effected by the Company.

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

     At the time that the additional documentation concerning the use of proceeds is filed with the Utah Securities Division, Rule 164-11-1 requires that investors in the offering be given no less than twenty (20) days to ratify or rescind his or her investment. Investors who elect to rescind the purchase shall receive a pro rata refund of all offering proceeds. However, should enough investors request a refund such that net tangible asset value of the Company after the refund would be less than $75,000, the Company will offer a pro rata refund of all unused offering proceeds to investors. Therefore, if sufficient numbers of investors elect to rescind, it is possible that rescinding investors will not receive 100% of the amount invested. A company subject to the Rule is entitled to use, a substantial portion of the gross offering proceeds for under-writing commissions, offering expenses and operating cost regardless of investors' rescission rights.

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

         6. At such time as the Company locates an acquisition transaction, it will prepare and distribute to its stockholders a proxy statement describing the acquisition transaction. Although the Company is not subject to the SEC Proxy Rules, it would substantially utilize the disclosure requirements of the Proxy Rules in connection with such proxy statement.

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

     Liquidity and Capital Resources. Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization and from the sale of stock in its public offering. As of June 30, 2001, the Company had $127 in unrestricted cash and restricted cash in the Rule 164-11-1 Escrow Account of $252,653. As of December 31, 2000, the Company had unrestricted cash of $383 and escrowed cash of $246,964. The Company's total liabilities amounted to $469,636 as of June 30, 2001, of which $177,017 was attributed to common stock Units subscribed for. The Company's total liabilities amounted to $442,281 as of December 31, 2000, of which $177,017 was attributed to common stock units subscribed for. The Company presently has no other resources. The Company is presently seeking potential acquisitions of private companies, technologies, or product distribution rights. Management believes that any acquisition will be made by issuing shares of the Company's authorized but unissued common stock.

The Company's liquidity, capital resources, and financial statements will be significantly different subsequent to the consummation of any acquisition. The Company's operating expenses have been covered by advances from affiliates in recent years. However, there can be no assurance that the Company's affiliates will continue to fund operating costs in the future.

     The Company has been required to borrow funds from its affiliates in order to fund its general and administrative costs. As of June 30, 2001, such affiliates had loaned $283,767 to the Company which has been used to fund the Company's legal fees, accounting fees, filing fees, travel expenses and other administrative costs. The Company must continue to borrow funds in order to fund its costs of operations until such time, if ever, it effects a merger or acquisition transaction. There can be no assurance that the Company will be able to borrow additional funds from such affiliates or from any other persons. If the Company is not able to borrow additional funds as needed, it will not be able to fund its costs of operations.

     Results of Operations. The Company has not commenced any operations except for the preliminary investigation of potential acquisitions. The Company's assets, consisting primarily of cash, is on deposit in various interest bearing and non-interest bearing accounts pending the consummation of any acquisition. For the three months ended June 30, 2001, the Company had revenues of $2,394 expenses of $12,311 and a net loss of $9,917. For the three months ended June 30, 2000, the Company had revenues of $3,421 expenses of $8,819 and a net loss of $5,398. The Company will likely not have any revenues except for interest unless and until it is able to close an acquisition or merger transaction.

         For the six months ended June 30, 2001, the Company had revenues of $5,688, expenses of $27,610 and a net loss of $21,922. For the six months ended June 30, 2000, the Company had revenues of $6,539, expenses of $23,197 and a net loss of $16,658.

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


Dated: August 22, 2001               NIGHTINGALE, INC.



                                     By /s/ William Grilz
                                     -------------------------------------------
                                          William Grilz
                                          President
                                          Principal Financial Officer
                                          Principal Executive Officer