Form 10QSB
period 2001-09-30
NIGHTINGALE INC
filed 2001-11-20
CIK 837296

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the Quarter Ended September 30, 2001

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


       Common Stock outstanding at November 14, 2001 - 1,000,000 shares of $.001 par value Common Stock.


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

                   For the Quarter ended September 30, 2001.

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB
Item 1.   Financial Statements

          Balance Sheet--September 30, 2001..................................3

          Statements of Operations--for the three months and nine months months ended September 30, 2001 and 2000 and cumulative amounts since inception....................................................4

          Statements of Cash Flows--for the nine months
          ended September 30, 2001 and 2000 and cumulative amounts since inception........................................................5-6

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

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)
                                                                   Balance Sheet

                                                              September 30, 2001
                                                                     (Unaudited)
--------------------------------------------------------------------------------





               Assets

Current assets:
     Cash                                                   $         27
     Restricted cash in escrow                                   254,991
                                                            ------------

             Total assets                                   $    255,018
                                                            ------------


------------------------------------------------------------------------

               Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable and accrued liabilities               $      8,852
     Advances from related party                                 296,596
     Common stock units subscribed                               177,017
                                                            ------------

             Total current liabilities                           482,465
                                                            ============

Stockholders' deficit:
     Common stock - par value $.001 per share.
       Authorized 100,000,000 shares; issued and
       outstanding 1,000,000 shares                                1,000
     Additional paid-in capital                                   19,600
     Deficit accumulated during the development stage            248,047
                                                            ------------

             Total stockholders' deficit                         227,447
                                                            ------------

             Total liabilities and stockholders' deficit    $    255,018
                                                            ============

                                                               NIGHTINGALE, INC.
                                                 (A Development Stage Company)

                                                         Statement of Operations
                                                                     (Unaudited)
--------------------------------------------------------------------------------


                                  Three Months        Nine Months    Cumulative
                                      Ended              Ended        Amounts
                                  September 30,      September 30,      From
                              ---------------------------------------
                                  2001     2000      2001      2000   Inception
                              --------------------------------------------------

Revenue - interest            $   2,338 $   3,724 $   8,026 $  10,263 $ 119,408

Expenses:
  General and administrative
  expenses                       12,928    10,546    40,539    33,743   367,455
                              --------------------------------------------------

    Loss before income taxes    (10,590)   (6,822)  (32,513)  (23,480) (248,047)

Income tax expense                    -         -         -         -         -
                              --------------------------------------------------

    Net loss                  $ (10,590)$  (6,822)$ (32,513)$ (23,480)$(248,047)
                              --------------------------------------------------

Net loss per share - basic
and diluted                   $    (.01)$    (.01)$    (.03)$    (.02)$    (.25)
                              --------------------------------------------------

Weighted average number of
shares outstanding            1,000,000 1,000,000 1,000,000 1,000,000 1,000,000
                              --------------------------------------------------

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)

                                                         Statement of Cash Flows
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                      Cumulative
                                                  Nine Months Ended    Amounts
                                                    September 30,        From
                                               ----------------------
                                                   2001      2000      Inception
                                               ---------------------------------
Cash flows from operating activities:
     Net loss                                  $ (32,513) $ (23,480) $ (248,047)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Amortization                                 -          -       1,350
          Stock option expense                         -          -         600
                                               ---------------------------------
          Increase in - accounts payable and
            accrued  liabilities                       -          -       8,852
                                               ---------------------------------

            Net cash used in
            operating activities                 (32,513)   (23,480)   (237,245)
                                               ---------------------------------

Cash flows from investing activities:
     Increase in organization costs                    -    (10,263)     (1,350)
     Increase in restricted cash in escrow        (8,027)         -    (254,991)
                                               ---------------------------------

           Net cash used in
           investing activities                   (8,027)   (10,263)   (256,341)
                                               ---------------------------------

Cash flows from financing activities:
     Proceeds from common stock units
       subscribed                                      -          -     200,000
     Proceeds from issuance of stock                   -          -      20,000
     Increase in offering costs                        -          -     (22,983)
     Increase (decrease) in advances from
       related party                              40,184     33,910     296,596
                                              ----------------------------------

           Net cash provided by
           financing activities                   40,184     33,910     493,613
                                               ---------------------------------

           Net increase (decrease) in cash          (356)       167          27

Cash, beginning of period                            383         78           -
                                               ---------------------------------

Cash, end of period                            $      27  $     245 $        27
                                               ---------------------------------

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)

                                                         Statement of Cash Flows
                                                                     (Unaudited)
                                                                       Continued
--------------------------------------------------------------------------------


                                                                    Cumulative
                                              Nine Months Ended      Amounts
                                                September 30,          From
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
                                           ------------------------------------

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------





(1) The unaudited financial statements include the accounts of Nightingale, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2001, the results of operations and changes in financial position for the three month and nine month periods ended September 30, 2001 and 2000, cash flows for the nine months ended September 30, 2001 and 2000, and cumulative amounts since inception. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.


(2) Loss per common share is based on the weighted average number of shares outstanding during the period.

(3) The Company has been subject to Rule 164-11-1 as promulgated by the State of Utah, Division of Securities. Such Rule deals with blank check securities offerings such as the Company's initial public offering. One of the requirements of Rule 164- 11-1 is for the Company to offer a rescission to its public offering investors at the time the Company locates an acquisition. On September 13, 2000, the Utah Division of Securities waived the Company's compliance with Rule 164-11-1 subject to the Company's completion of, and compliance with certain agreed upon undertakings by the Company. One of such undertakings is to offer the public offering investors a rescission prior to the time of acquisition. This rescission would allow investors the opportunity to be repaid their invested amount in the units originally purchased. If an investor elects not to rescind, such investor would become a shareholder of the Company and would be afforded dissenting shareholder rights in connection with any acquisition subsequently effected by the Company.

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

     The Company has mailed disclosure documents to its public investors granting the opportunity to rescind or ratify their subscription of the Company's securities. The Company anticipates that the rescission/satisfaction process will be completed by the first quarter of 2002.

     Liquidity and Capital Resources. Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization and from the sale of stock in its public offering. As of September 30, 2001, the Company had $27 in unrestricted cash and restricted cash in the Rule 164-11-1 Escrow Account of $254,991. As of December 31, 2000, the Company had unrestricted cash of $383 and escrowed cash of $246,964. The Company's total liabilities amounted to $482,465 as of September 30, 2001, of which $177,017 was attributed to common stock Units subscribed for. The Company's total liabilities amounted to $442,281 as of December 31, 2000, of which $177,017 was attributed to common stock units subscribed for. The Company presently has no other resources. The Company is presently seeking potential acquisitions of private companies, technologies, or product distribution rights. Management believes that any acquisition will be made by issuing shares of the Company's authorized but unissued common stock. The Company's liquidity, capital resources, and financial statements will be significantly different subsequent to the consummation of any acquisition. The Company's operating expenses have been covered by advances from affiliates in recent years. However, there can be no assurance that the Company's affiliates will continue to fund operating costs in the future.

     The Company has been required to borrow funds from its affiliates in order to fund its general and administrative costs. As of September 30, 2001, such affiliates had loaned $296,596 to the Company which has been used to fund the Company's legal fees, accounting fees, filing fees, travel expenses and other administrative costs. The Company must continue to borrow funds in order to fund its costs of operations until such time, if ever, it effects a merger or acquisition transaction. There can be no assurance that the Company will be able to borrow additional funds from such affiliates or from any other persons. If the Company is not able to borrow additional funds as needed, it will not be able to fund its costs of operations.

     Results of Operations. The Company has not commenced any operations except for the preliminary investigation of potential acquisitions. The Company's assets, consisting primarily of cash, is on deposit in various interest bearing and non-interest bearing accounts pending the consummation of any acquisition. For the three months ended September 30, 2001, the Company had revenues of $2,338 expenses of $12,928 and a net loss of $10,590. For the three months ended September 30, 2000, the Company had revenues of $3,724 expenses of $10,546 and a net loss of $6,822. The Company will likely not have any revenues except for interest unless and until it is able to close an acquisition or merger transaction.

     For the nine months ended September 30, 2001, the Company had revenues of $8,026, expenses of $40,539 and a net loss of $32,513. For the nine months ended September 30, 2000, the Company had revenues of $10,263, expenses of $33,743 and a net loss of $23,480.

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


Dated: November 14, 2001                  NIGHTINGALE, INC.



                                     By /s/ William Grilz
                                       ----------------------------------------
                                          William Grilz
                                          President
                                          Principal Financial Officer
                                          Principal Executive Officer