Form 10QSB/A
period 2001-09-30
NIGHTINGALE INC
filed 2001-11-21
CIK 837296

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                                   FORM 10-QSB/A

                      FINANCIAL STATEMENTS AND SCHEDULES
                               NIGHTINGALE, INC.

                   For the Quarter ended September 30, 2001.

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                        PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                   Form 10-QSB/A
Item 1.   Financial Statements

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
                                                            ============

Stockholders' deficit:
     Common stock - par value $.001 per share.
       Authorized 100,000,000 shares; issued and
       outstanding 1,000,000 shares                                1,000
     Additional paid-in capital                                   19,600
     Deficit accumulated during the development stage           (248,047)
                                                            ------------

             Total stockholders' deficit                        (227,447)
                                                            ------------

             Total liabilities and stockholders' deficit    $    255,018
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