Form 10KSB
period 2001-12-31
NIGHTINGALE INC
filed 2002-04-16
CIK 837296

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                    ------------


                                     FORM 10-KSB
                                    ------------


              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 2001

                                         OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                          Commission file number 33-23429-D
                                  ------------


                                  NIGHTINGALE, INC.
             (Name of Small Business Issuer as specified in its charter)

               Utah                                      87-044988-8
         ------------------                              ------------
      (State or other jurisdiction of                   (I.R.S. employer
      incorporation or organization)                    identification No.)
      2232 Eastwood Blvd.                               84403
      Ogden, Utah 84403                                  ------------
        -------------------                             (Zip Code)
     (Address of principal executive offices)


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

     The Issuer's revenues for the fiscal year ending December 31, 2001 were $9,333.

     As of the date hereof, there is no public market for the Registrant's securities. The Registrant has closed its public offering but, pursuant to Rule 164-11-1 as promulgated by the Utah Securities Division, no securities sold in the public offering have been issued. The number of shares outstanding of the Registrant's sole class of common stock, as of December 31, 2001, and as of April 4, 2002, is 1,000,000 shares.

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

     The offering was closed on October 6, 1989. All 2,000,000 Units offered were subscribed for and a total of $140,000 was deposited into the Company's Escrow Account. The offering was registered for sale in the State of Utah and therefore, the Company was required to comply with Rule 164-11-1 as promulgated by the Utah Securities Division. Such Rule prohibits the issuance of shares, the secondary trading of the Company's securities and the expenditure of more than 20 percent of the net offering proceeds without first giving subscribers a rescission offering in connection with an acquisition. Pursuant to our request, the Utah Securities Division agreed to waive the requirements of Rule 164-11-1 insofar as they relate to the Nightingale, subject to our compliance with certain conditions. (see "Rule 164-11-1 As Promulgated by the Utah Securities Division").

     The Company is no longer subject to the restriction of Rule 164-11-1, but it is required to comply with its agreement with the Utah Securities Division.

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

Rule 164-11-1 As Promulgated by the Utah Securities Division

     The offering was registered for sale in several states including the State of Utah. Therefore, the offering and the Company were, and are, subject to Rule 164-11-1 as promulgated by the Utah Securities Division. Rule 164-11-1 is applicable to offerings in which eighty percent (80%) or more of the net offering proceeds are not specifically allocated. Following the close of offerings subject to Rule 164-11-1, a company subject to the Rule is required to maintain a minimum of eighty percent (80%) of the net offering proceeds in an escrow account until such time as it can specifically allocate the use of proceeds. At such time as the offering proceeds can be specifically allocated, a company subject to the Rule is required to file additional information with the Utah Securities Division disclosing the use of proceeds and deliver such information to the investors purchasing shares in the offering.

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

     The Company received a gross of $200,000 from the sale of Units of its securities in its public offering. The Company deposited 80% of the net offering proceeds, or $140,000, in an escrow account pending compliance with Utah Rule 164-11-1.

     On July 31, 2000, the Company's counsel sent a letter to the Utah Securities Division requesting a waiver of Rule 164-11-1 so far as it applied to the Company. In lieu of compliance with Rule 164-11-1, the Company agreed to take certain actions.

     On September 13, 2000, the Utah Securities Division notified the Company that it was willing to waive compliance with Rule 164-11-1 if the Company complied with certain actions. Our request for a waiver of Rule 164-11-1 was granted by the Utah Securities Division subject to our compliance with certain procedures. In lieu of complying with Rule 164-11-1, we agreed to take the following action:

     1. On October 10, 2000 we filed a Form 8-K with the SEC describing the course of action set forth below.

     2.   We offered a rescission to each of our Subscribers.

     3. We agreed to repay the investment of any Subscriber who elected to rescind his or her purchase of Units. One investor elected to rescind and we paid such investor a total of approximately $16,050, which included his initial investment of $10,000 and interest of $6,050. Such investor now has no interest in the Company.

     4. All Subscribers electing not to rescind, were issued shares of our common stock and certificates for common stock purchase warrants and now have no subsequent rights to rescind. We have issued a total of 2,900,000 shares to subscribers.

     5. All funds held in the escrow account, after the payment of funds to rescinding investor, was delivered to us for our use for general corporate purposes.

     6. At such time as we locate an acquisition transaction, we will prepare and distribute to our stockholders, a proxy statement describing the proposed acquisition transaction. Although we are not subject to the SEC Proxy Rules, we will substantially utilize the disclosure requirements of the Proxy Rules in connection with such proxy statement.

     7. Regardless of the structure of the acquisition, each of our shareholders will be granted dissenting shareholder rights as provided for in the Utah Revised Business Corporations Act, provided however, the amount to be paid to dissenting shareholders would not be less than the amount invested by such dissenting shareholders ($.10 per share). Accordingly, Subscribers have two opportunities to receive back their investment, (1) the rescission offer, and (2) the exercise of dissenting shareholder rights at the time shareholders vote on a Potential Business Acquisition.

     8. Our management will vote their shares for or against an acquisition proposal in the same ratio as non-management shares are voted. This will allow the public shareholders to determine whether a particular acquisition is affected.

     9. Prior to the completion of an acquisition, no public market for our common stock will be developed through our efforts.

     10. We will, prior to the completion of an acquisition, continue to file reports with the SEC pursuant to Section 15(d) of the Securities Exchange Act, as amended.

     The rescission offering was completed in January, 2002 and the funds were removed from the Escrow account in January, 2002.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No meetings of the Company's shareholders were held during the fiscal year ending December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND WARRANTS AND RELATED SECURITY HOLDER MATTERS

     Market for Common Stock. There is no public market for the Company's securities. We have agreed with the Utah Securities Division that no market for our common stock would be commenced until we have completed an acquisition transaction.

     Holders. The number of record holders of the Company's common stock as of December 31, 2001 was 4 and of April 12, 2002, was 44. Pursuant to Rule 164-11-1 as adopted by the Utah Securities Division, no securities of the Company were issued to purchasers of the Units of Company offered in the public offering. According shares were not issued until the rescission was completed in February, 2002.

     Dividends. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

     Warrants. A total of 2,000,000 Units of the Company's Common Stock were subscribed for in the Company's public offering. Each Unit consisted of one share of Common Stock, $.001 par value, and one "A" Warrant to purchase one share of Common Stock at $.25 per share exercisable during a twelve month period commencing 30 days from the date of the closing of the offering, and ending twelve months thereafter, and one "B" Warrant to purchase one share of Common Stock at $.50 per share exercisable during an eighteen month period commencing 30 days from the date of the close of the offering and ending eighteen months thereafter. The offering was closed on September 28, 1989. The Warrants have been extended on several occasions and now expire on December 31, 2002. The Warrants cannot be exercised unless a current Registration Statement is in effect, of which there can be no assurance. The Company has the right to call the Warrants for redemption, in whole or in part, upon 30 days prior written notice at a price of $.001 per Warrant. If the Warrants are called for redemption, they may be exercised at any time prior to the close of business on the day preceding the date fixed for redemption. Any rights to purchase Common Stock subject to the Warrants will be forfeited to the extent such Warrants are not exercised prior to such date. The Common Stock and Warrants sold as Units pursuant to this offering are not transferable separately until the exercise period commences.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Company was formed for the purpose of investing in any and all types of assets, properties and businesses. The Company issued 1,000,000 shares to its officers and directors for the aggregate sum of $20,600. On September 28, 1988, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18, filed by the Company in the Denver Regional Office. The Registration Statement was for an offering of 2,000,000 Units of Common Stock and Warrants to purchase shares of Common Stock, at $.10 per Unit. The offering was a "blind pool" offering. The Company sold all 2,000,000 Units offered in its public offering. Inasmuch as the Company is subject to Rule 164-11-1 as promulgated by the Utah Securities Division, the exact net offering proceeds which will be available to the Company is not presently determinable. The gross offering proceeds were $200,000. Pursuant to Rule 164-11-1 the Company was required to escrow 80% of the net offering proceeds or $140,000 pending further compliance with the Rule. Pursuant to an agreement with the Utah Securities Division, the Company has offered a rescission to its subscribers and has terminated its Rule 164-11-1 Escrow.

     The Plan of Operation of the Company is further described in Item 1 of this Form 10-KSB.

Liquidity and Capital Resources

     As of December 31, 2001, the Company's assets consist solely of a minimal amount of cash from its initial capitalization less amounts expended for offering costs and operations to date. As of December 31, 2001, the Company had total assets of $257,855 which included $256,287 of restricted cash. Therefore, the Company had essentially no usable cash as of December 31, 2001 and is dependent upon loans and advances from its management and affiliates to fund its expenses pending the completion of an merger or acquisition. As of December 31, 2001, the Company owed affiliates $321,589. As a result of the Company's lack of liquid and useable capital, the company's affiliates have loaned money to the Company on an as needed basis to fund professional fees, filing fees, travel costs and other costs of the Company. There can be no assurance that the Company's affiliates will continue to loan money to the Company for its expenses.

     Subsequent to December 31, 2001, the Rule 164-11-1 Escrow was terminated and the net funds remaining after the completion of the rescission was delivered to the Company from the Rule 164-11-1 Escrow.

Results of Operations

     The Company has not commenced any active operations as of the date hereof, except for its search for suitable acquisition candidates. The Company's assets consist primarily of cash, which is on deposit in interest-bearing and non-interest bearing accounts. The only revenue generated by the Company since its inception is interest. The Company had interest income of $9,333 for the year ending December 31, 2001 compared with total interest income of $14,027 for the year ending December 31, 2000. Total expenses for the year ending December 31, 2001, were $68,917as compared with $49,709 for the year ending December 31, 2000. The Company's expenses consist primarily of travel expenses and professional fees incurred in connection with proposed acquisitions. The Company had a net loss of $59,584 for the year ending December 31, 2001 compared with a loss of $35,682 for the year ending December 31, 2000.

Inflation

     The Company does not believe that inflation will negatively impact its business plans.

ITEM 7.  FINANCIAL STATEMENTS

                         Index to Financial Statements
Financial Statements

      Independent Accountants' Report - March 20, 2001

      Balance Sheet
        December 31, 2001

      Statement of Operations
        Years ended December 31, 2001 and 2000

      Statement of Stockholders' Deficit
        From Inception January 9, 1988 through December 31, 2001

      Statement of Cash Flows -
        Years ended December 31, 2001 and 2000

      Notes to Financial Statements

Financial Statement Schedules

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Nightingale, Inc.


We have audited the accompanying balance sheet of Nightingale, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000 and cumulative amounts from January 9, 1988 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nightingale, Inc. (a development stage company) as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and cumulative amounts from inception, in conformity with accounting principles generally accepted in the United States of America.

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


Tanner + Co.

Salt Lake City, Utah
March 20, 2002

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)

                                                                   Balance Sheet

                                                               December 31, 2001
--------------------------------------------------------------------------------




         Assets

Current assets:
   Cash                                                     $       1,568
   Restricted cash held in escrow                                 256,287
                                                            -------------

            Total assets                                    $     257,855
                                                            =============

--------------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued liabilities                 $      13,767
   Related party payables                                         321,589
   Common stock units subscribed                                  177,017
                                                            -------------

            Total current liabilities                             512,373
                                                            -------------

Commitments                                                             -

Stockholders' deficit:
   Common stock, $.001 par value, 100,000,000 shares
     authorized; 1,000,000 shares issued and outstanding            1,000
   Additional paid-in capital                                      19,600
   Deficit accumulated during the development stage              (275,118)
                                                            -------------

            Total stockholders' deficit                          (254,518)
                                                            -------------

            Total liabilities and stockholders' deficit     $     257,855
                                                            =============







See accompanying notes to financial statements
                                   12

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)

                                                         Statement of Operations

                  Years Ended December 31, 2001 and 2000, and Cumulative Amounts
--------------------------------------------------------------------------------


                                                              Cumulative
                                         2001        2000      Amounts
                                     ------------------------------------

Revenues - interest                  $      9,333 $    14,027 $   120,715

General and administrative expenses        68,917      49,709     395,833
                                     ------------------------------------

   Loss before income taxes               (59,584)    (35,682)   (275,118)

Income taxes                                    -           -           -
                                     ------------------------------------

   Net loss                          $    (59,584)$   (35,682)$  (275,118)
                                     ------------------------------------

   Net loss per share - basic and diluted    (.06)       (.04)       (.28)
                                     ------------------------------------

   Weighted average shares -            1,000,000   1,000,000     983,000
     basic and diluted               ------------------------------------







See accompanying notes to financial statements
                                   13

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)

                                              Statement of Stockholders' Deficit

                   January 9, 1988 (Date of Inception) Through December 31, 2001
--------------------------------------------------------------------------------

                                                             Deficit
                                                            Accumulated
                                  Common Stock   Additional During the
                               -----------------   Paid-In  Development
                                 Shares  Amount    Capital    Stage      Total
                               -------------------------------------------------

Balance, January 9, 1988               - $      - $       - $       - $       -

Issuance of common stock for:
  Cash                           995,000      995    19,005         -    20,000
  Services                         5,000        5       595         -       600

Net loss                               -        -         -    (1,534)   (1,534)
                               -------------------------------------------------

Balance, December 31, 1988     1,000,000    1,000    19,600    (1,534)   19,066

Net loss                               -        -         -    (3,842)   (3,842)
                               -------------------------------------------------

Balance, December 31, 1989     1,000,000    1,000    19,600    (5,376)   15,224

Net loss                               -        -         -   (10,018)  (10,018)
                               -------------------------------------------------

Balance, December 31, 1990     1,000,000    1,000    19,600   (15,394)    5,206

Net loss                               -        -         -    (1,494)   (1,494)
                               -------------------------------------------------

Balance, December 31, 1991     1,000,000    1,000    19,600   (16,888)    3,712

Net loss                               -        -         -   (25,203)  (25,203)
                               -------------------------------------------------

Balance, December 31, 1992     1,000,000    1,000    19,600   (42,091)   21,491

Net loss                               -        -         -   (46,300)  (46,300)
                               -------------------------------------------------

Balance, December 31, 1993     1,000,000    1,000    19,600   (88,391)  (67,791)

Net loss                               -        -         -   (18,078)  (18,078)
                               -------------------------------------------------

Balance, December 31, 1994     1,000,000    1,000    19,600  (106,469)  (85,869)

Net loss                               -        -         -    (8,131)   (8,131)
                               -------------------------------------------------


See accompanying notes to financial statements
                                   14

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)

                                              Statement of Stockholders' Deficit
                                                                       Continued

--------------------------------------------------------------------------------

                                                             Deficit
                                                            Accumulated
                                  Common Stock   Additional During the
                               -----------------   Paid-In  Development
                                 Shares  Amount    Capital    Stage      Total
                               -------------------------------------------------


Balance, December 31, 1995     1,000,000    1,000    19,600  (114,600)  (94,000)

Net loss                               -        -         -    (8,200)   (8,200)
                               -------------------------------------------------

Balance, December 31, 1996     1,000,000    1,000    19,600  (122,800) (102,200)

Net loss                               -        -         -   (14,638)  (14,638)
                               -------------------------------------------------

Balance, December 31, 1997     1,000,000    1,000    19,600  (137,438) (116,838)

Net loss                               -        -         -   (22,055)  (22,055)
                               -------------------------------------------------

Balance, December 31, 1998     1,000,000    1,000    19,600  (159,493) (138,893)

Net loss                               -        -         -   (20,359)  (20,359)
                               -------------------------------------------------

December 31, 1999              1,000,000    1,000    19,600  (179,852) (159,252)

Net loss                               -        -         -   (35,682)  (35,682)
                               ------------------------------------------------

December 31, 2000              1,000,000    1,000    19,600  (215,534) (194,934)

Net loss                               -        -         -   (59,584)  (59,584)
                               -------------------------------------------------

December 31, 2001              1,000,000 $  1,000 $  19,600 $(275,118)$(254,518)
                               -------------------------------------------------


See accompanying notes to financial statements
                                   15

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)

                                                         Statement of Cash Flows

                   Years Ended December 31, 2001 and 2000 and Cumulative Amounts
--------------------------------------------------------------------------------

                                                                     Cumulative
                                                  2001       2000     Amounts
                                               ---------------------------------
Cash flows from operating activities:
   Net loss                                    $  (59,584)$  (35,682)$ (275,118)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Amortization                                      -          -      1,350
      Stock compensation expense                        -          -        600
      Increase in accounts payable
        and accrued liabilities                     4,915      5,133     13,767
                                               ---------------------------------

            Net cash used in
            operating activities                  (54,669)   (30,549)  (259,401)
                                               ---------------------------------

Cash flows from investing activities:
   Increase in restricted cash held in escrow      (9,323)   (14,027)  (256,287)
   Increase in organization costs                       -          -     (1,350)
                                               ---------------------------------

            Net cash used in
            investing activities                   (9,323)   (14,027)  (257,637)
                                               ---------------------------------

Cash flows from financing activities:
   Increase related party payables                 65,177     44,881    321,589
   Net proceeds from common stock units
     subscribed                                         -          -    177,017
   Proceeds from issuance of common stock               -          -     20,000
                                               ---------------------------------

            Net cash provided by
            financing activities                   65,177     44,881    518,606
                                               ---------------------------------

            Net increase in cash                    1,185        305      1,568

Cash, beginning of period                             383         78          -
                                               ---------------------------------

Cash, end of period                            $    1,568 $      383 $    1,568
                                               =================================





See accompanying notes to financial statements
                                   16

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements

                                                               December 31, 2001
--------------------------------------------------------------------------------




1. Organization   Organization
   and Summary    The Company was organized on October 8, 1987 to purchase, sell of Significant and invest in new products, technologies and businesses of any
   Accounting     and alltypes and kinds. The Company had no operations or acti-
   Policies       vity until January 9, 1988 (date of inception) when considera-
                  tion was paid into the Company in exchange  for equity.  The
                  Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS
                  No. 7. Cumulative amounts represent activity since the date of inception. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

                  Cash and Cash Equivalents
                  The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

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

                  Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)


1. Organization     Concentration of Credit Risk
   and Summary      The Company maintains its cash in bank deposit accounts
   of Significant   which, at times, may exceed federally insured limits.  The
   Accounting       Company has not experienced any losses in such account and
   Policies         believes it is not exposed to any significant credit risk on
   Continued        cash and cash equivalents.

2. Going            The accompanying financial statements have been prepared
   Concern          assuming that the Company will continue as a going concern.
                    Because  of   recurring   losses,   the  excess  of  current
                    liabilities   over  current  assets,   and  a  stockholders'
                    deficit,  the  Company's  ability  to  continue  as a  going
                    concern  is  dependent  on   attaining   future   profitable
                    operations,   and  obtaining   additional  financing  and/or
                    equity.  The Company is pursuing  investment  opportunities.
                    There can be no assurance that they will be successful.


3. Common           The Company has closed but not completed a public offering
   Stock Units      on Form S-18 in accordance with the Securities Act of 1933
   Subscribed       of 2,000,000 units. Each unit consists of one share of the
   and              Company's common stock, one "A" warrants and one "B"
   Restricted       warrants. Each "A" warrant allows the holderto purchase one
   Cash             share of the Company's common stock at a price of $.25 per share of common stock beginning  thirty days after the close of this  offering.  Each "B"  warrant  allows  the holder to purchase one share of the Company's  common stock at a price of $.50 per share  beginning  thirty days after the close of
                    this  offering.   During  2001,  the  Company  extended  the
                    expiration date of both the "A" warrants and "B" warrants to
                    December 31, 2002. Under terms of the offering,  the Company placed in escrow $140,000 which  approximated 80% of the net offering proceeds.  The cash will remain in escrow until the
                    Company can  specifically  allocate the use of the proceeds.
                    At  the  time  of  the   allocation   of  the   proceeds   a
                    post-effective amendment will be filed. At the time of the post-effective amendment, the investors in the common stock units must be given twenty days to ratify or rescind their investment. Investors who choose to rescind their investment will receive a pro rata refund of all offering proceeds.
                    However, should enough investors request a refund such that the net tangible asset value of the Company after the refund would be less than seventy-five thousand dollars ($75,000) the Company shall make a pro rata refund of all unused offering proceeds to investors. The shares were sold for $.10 per share.

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)


3. Common           The Company has been subject to Rule 164-11-1 as promulgated
   Stock Units      by the State of Utah, Division of Securities.  Such Rule
   Subscribed       deals with blank check securities offerings such as the
   and              Company's initial public offering. One of the requirements
   Restricted       of Rule 164-11-1 is for the Company to offera rescission to
   Cash             its public offering investors at the time the Company
   Continued        locates an acquisition.  On September 13, 2000, the Utah
                    Division of Securities waived the Company's  compliance with
                    Rule 164-11-1  subject to the Company's  completion  of, and compliance  with  certain  agreed upon  undertakings  by the
                    Company.  One of such  undertakings  is to offer the  public offering  investors  a  rescission  prior  to  the  time  of acquisition.  This  rescission  would  allow  investors  the opportunity to be repaid their invested  amount in the units originally purchased.  If an investor elects not to rescind, such investor  would become a shareholder of the Company and
                    would  be   afforded   dissenting   shareholder   rights  in
                    connection with any acquisition subsequently effected by the Company.

                    The Company commenced a Ratification/Rescission Offering on November 2, 2001 which was completed during January, 2002.

4. Related Party    The Company received advances from officers, stockholders
   Transactions     and entities they control.  As of December 31, 2001 $221,300 was due to related parties with no repayment terms and interest at 10%. Accrued interest due to related parties totaled $100,289 at December 31, 2001.

5. Income           The difference between income taxes at statutory rates for
   Taxes            the years ended December 31, 2001 and 2000 and the amount
                    presented in the financial statements is the increase in the tax valuation allowance of approximately $20,000 and $10,000 for 2001 and 2000, respectivley, which offsets the income tax benefit of the net operating loss.

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)


5. Income           Deferred tax assets consist of the following:
   Taxes
   Continued                                                  December 31,
                                                           2001         2000
                                                       ------------------------

                     Operating loss carryforwards      $   95,000    $   75,000
                     Valuation allowance                  (95,000)      (75,000)
                                                       ------------------------

                                                       $        -             -
                                                       ========================

                    The Company has net operating loss carryforwards of approximately $275,000, which begin to expire in 2002. The amount of net operating loss carryforward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized and any significant changes in the ownership of the Company.


6. Supplemental                                     December 31,
   Cash Flow                                    --------------------  Cumulative
   Information                                     2001       2000      Amounts
                                                --------------------------------
       Actual amounts paid for:
                      Interest                  $      -   $      -   $   9,213
                                                ================================

                     Income taxes               $      -   $      -   $   1,048
                                                ================================

7. Fair Value of    The  Company's  financial  instruments  consist  of cash and
   Financial        payables,   the   carrying   amount  of  cash  and  payables
   Instruments      approximates  fair value because of the short-term nature of these items.

8. Subsequent       A Ratification/Rescission  Offering commenced on November 2,
   Event            2001 and  terminated  on January 23,  2002. A total of 41 of the 42 investors elected to ratify their investment in the Company. One of the 42 investors elected to rescind their investment in the Company and will be refunded their invested amount. (See note 3.)

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


                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     A. Identification of Directors and Executive Officers

     The following individuals are the current officers and directors of the Company and will serve for one year or until their respective successors are elected and qualified. They are:

   Name             Age                        Position

William Grilz       42                         President/Chairman of the
                                               Board of Directors

Michael Hendry      49                         Director

David Knudson       42                         Secretary/Treasurer/Director

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

                          SUMMARY COMPENSATION TABLE

                                       Long Term Compensation

                      Annual Compensation          Awards        Payouts
                    ---------------------------------------------------------------
(a)            (b)  (c)       (d)    (e)       (f)       (g)     (h)      (i)
                                     Other                                All
Name and                             Annual    Restrict  Option/ LTIP     Other
Principal           ($)       ($)    Compen-   Stock     SAR's   Payouts  Compensa-
Position       Year Salary    Bonus  sation($) Awards($) (#)     ($)      tion ($)
-----------------------------------------------------------------------------------
William Grilz  2000  $ 800    $ -0-  $ -0-     $ -0-     $ -0-   $ -0-    $ -0-
President, CEO 1999  $ 500    $ -0-  $ -0-     $ -0-     $ -0-   $ -0-    $ -0-
and Chairman   1998  $ 1,620  $ -0-  $ -0-     $ -0-     $ -0-   $ -0-    $ -0-


     No options, stock appreciation rights or long-term incentive plan awards were issued or granted to the Company's chief executive officer during the fiscal years ended December 31, 2001, 2000 and 1999. As of December 31, 2001, the end of the Company's last fiscal year, the Company's management owned no options or stock appreciation rights. Accordingly, no tables relating to such items have been included in this Item 10.

     Each officer and director will be paid a maximum of $20 per hour for actual hours devoted to the Company's business, estimated not to exceed an aggregate of $5,000 per year for all officers as a group. Officers and directors will be reimbursed for actual out-of-pocket expenses incurred on behalf of the Company. It is currently estimated that officer and director compensation will not exceed the rate of $5,000 per year for all officers and directors as a group, until such time as the Company may require full or extensive time commitments from any officer or director. Except as noted above, the Company has no agreement or understanding, express or implied, with any officer or director or any other person regarding employment with the Company or compensation for services. For the year ended December 31, 2001, the Company paid no compensation to management or outside consultants for services rendered to the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     A. Security Ownership of Certain Beneficial Owners

     The following persons are known to the Company to be the beneficial owner of more than 5 percent of the Company's voting stock as of April 4, 2002:


                                 Number of
                                 Shares
    Name                          Owned           Percent

William Grilz(1)(2)               125,000         12.50%
2232 Eastwood Blvd.
Ogden, UT  84403
 President/Director

Michael Hendry(1)(2)              200,000         20.00%
1862 East 1900 North
Layton, UT  84040
 Director

David Knudson (1)(3)                  -0-          0%
2331 East 1200 North
Layton, UT 84040
 Secretary/Director

Mark Scharmann(2)                 625,000         62.50%
1661 Lakeview Circle
Ogden, UT  84403

A. O. Headman, Jr.(2)              50,000          5.00%
11672 Oak Manor Drive
Sandy UT 84092

ALL OFFICERS AND DIRECTORS
AS A GROUP (3 INDIVIDUALS)        325,000         32.500%
                                  -------        --------

ALL SHAREHOLDERS AS A           1,000,000        100.00%
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

     (3) The Company has granted Mr. Knudson an option to purchase 100,000 shares of the Company's common stock at a price of $.10 per share. Such option expires December 31, 2002.

     All shares are held beneficially and of record and each record shareholder has sole voting and investment power. The Company has completed its rescission offering and it will, in the near future, issue 1,900,000 shares of its common stock to the subscribers who elected not to rescind their subscriptions.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Since 1993, the Company has borrowed money from Troika Capital Investment, Inc. As of December 31, 2001, the amount due Troika Capital Investment, Inc. for principal and interest was $321,589. In 2002, we paid $72,500 to Troika from our funds which had previously been escrowed.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     A.    Exhibits.

     3.1 Certificate of Incorporation - incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18 (SEC File No. 33-23429-D).

     3.2 Bylaws - incorporated by reference to Exhibit 3.2 to Registration Statement on Form S- 18 (SEC File No. 33-23429-D).

     B. Form 8-K. In December 2001 the Company filed a Form 8-K in connection with the extension of the exercise period of its Class "A" and Class "B" Common Stock Purchase Warrants to December 31, 2002.

                               SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2002.

                                         NIGHTINGALE, INC.



                                         By /s/ William Grilz
                                              William Grilz
                                              Principal Executive Officer
                                              Principal Financial Officer



                                         By /s/ David Knudson
                                              David Knudson
                                              Secretary/Treasurer


     Pursuant to the requirements of the Securities Act of 1934, this Disclosure Statement has been signed by the following persons in the capacities and on the dates indicated:


    Signature                       Title                 Date


/s/ William Grilz                   President             April 15, 2002
-----------------
William Grilz                       and Director


/s/ Michael Hendry                  Director              April 15, 2002
------------------
Michael Hendry


/s/ David Knudson                   Secretary/Treasurer   April 15, 2002
-----------------                     and Director
David Knudson