Form 10QSB
period 2002-03-31
NIGHTINGALE INC
filed 2002-05-15
CIK 837296

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2002

                         Commission File No. 33-23429-D


                               NIGHTINGALE, INC.
       (Exact name of Small Business Issuer as specified in its charter)


                Utah                                  87-044988-8
       ------------------------------            ----------------------
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

                                    No Change
                      -------------------------------------
         Former name, former address, and former fiscal year, if changed since last report.


         Common Stock outstanding at May 14, 2002 - 1,000,000 shares of
                          $.001 par value Common Stock.


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                               NIGHTINGALE, INC.

                      For the Quarter ended March 31, 2002.

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                         PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB
Item 1.   Financial Statements

          Balance Sheet--March 31, 2002 (unaudited)..........................3

          Statements of Operations--for the three months
          ended March 31, 2002 and 2001 (unaudited) and cumulative
          amounts since inception ...........................................4

          Statements of Cash Flows--for the three months
          ended March 31, 2002 and 2001 (unaudited) and cumulative
          amounts since inception (unaudited)..............................5-6

          Notes to Unaudited Financial Statements............................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................8-11

                           PART II - OTHER INFORMATION
                                                                            Page

Item 1.     Legal Proceedings                                                 11
Item 2.     Changes in the Securities                                         11
Item 3.     Defaults Upon Senior Securities                                   11
Item 4.     Results of Votes of Security Holders                              11
Item 5.     Other Information                                                 11
Item 6(a).  Exhibits                                                          11
Item 6(b).  Reports on Form 8-K                                               11

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)

                                                                   Balance Sheet

                                                                  March 31, 2002
                                                                     (Unaudited)
--------------------------------------------------------------------------------
         Assets

Current assets:
   Cash                                                         $165,262
                                                            -------------

            Total assets                                        $165,262
                                                            =============
--------------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued liabilities                       29,804
   Related party payables                                        256,484
   Common stock units subscribed                                 167,017
                                                            -------------

            Total current liabilities                            453,305

Stockholders' deficit:
   Common stock - par value $.001 per share.
     Authorized 100,000,000 shares; issued and
     outstanding 1,000,000 shares                                  1,000
   Additional paid-in capital                                     19,600
   Deficit accumulated during the development stage             (308,643)
                                                            -------------

            Total stockholders' deficit                         (288,043)
                                                            -------------

            Total liabilities and stockholders' deficit         $165,262
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

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)

                                                         Statement of Operations
                                                                     (Unaudited)
--------------------------------------------------------------------------------





                                                               Cumulative
                                         Three Months Ended     Amounts
                                              March 31,          From
                                           2002        2001    Inception
                                         -------------------------------

Revenue - interest                       $    914   $  3,294   $ 121,629

Expenses:
 General and administrative expenses       34,439     15,299     430,272
                                         -------------------------------

         Loss before income taxes         (33,525)   (12,005)   (308,643)

Income tax expense                              -          -           -
                                         -------------------------------

         Net loss                        $(33,525)  $(12,005)  $(308,643)
                                         ===============================

Net loss per share - basic and diluted   $   (.03)  $   (.01)
                                         ===============================

Weighted average shares - basic and
  diluted                               1,000,000  1,000,000
                                         ===============================

See accompanying notes to financial statements.

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)

                                                         Statement of Cash Flows
                                                                     (Unaudited)
--------------------------------------------------------------------------------



                                       Three Months Ended    Cumulative
                                           March 31,          Amounts
                                       ----------------------   From
                                        2002        2001     Inception
                                       ----------------------------------
Cash flows from operating activities:
   Net loss                            $ (33,525)  $ (12,005) $ (308,643)
   Adjustments to reconcile net
loss to    net cash used in
operating activities:
      Amortization                             -           -       1,350
      Stock compensation expense               -           -         600
      Increase in cash overdraft               -         174           -
      Increase in - accounts payable
        aand accrued liabilities           6,037           -      19,804
                                       ----------------------------------
            Net cash used in
            operating activities         (27,488)    (11,831)   (286,889)
                                       ----------------------------------
Cash flows from investing activities:
   Decrease (increase) in restricted
     cash in escrow                      256,287      (3,295)          -
   Increase in notes receivable -
     related parties                           -           -     (74,282)
   Increase in organization costs              -           -      (1,350)
   Payment of notes receivable -
    related parties                            -           -      74,282
                                       ----------------------------------
            Net cash provided by (used
            in) investing activities     256,287      (3,295)     (1,350)
                                       ----------------------------------
Cash flows from financing activities:
   Increase (decrease) in related
    party payables                       (65,105)     14,743     256,484
   Net proceeds from common stock
    units subscribed                           -           -     177,017
   Proceeds from issuance of stock             -           -      20,000
                                       ----------------------------------

            Net cash (used in) provided
            by financing activities      (65,105)     14,743     453,501
                                       ----------------------------------

            Net increase (decrease)
              in cash                    163,694       (383)     165,262

Cash, beginning of period                  1,568         383           -
                                    -------------------------------------

Cash, end of period                     $165,262    $      -    $165,262
                                    =====================================

See accompanying notes to financial statements.

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)

                                                         Statement of Cash Flows
                                                                       Continued
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                Cumulative
                                          Three Months Ended     Amounts
                                              March 31,            From
                                        ---------------------
                                           2002        2001     Inception
                                        ---------------------------------
Supplemental disclosure of cash flow
information:

      Interest paid                     $      -    $      -    $      -
                                        ---------------------------------

      Income taxes paid                 $      -    $      -    $    572
                                        ---------------------------------


See accompanying notes to financial statements.

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements
--------------------------------------------------------------------------------



(1) The unaudited financial statements include the accounts of Nightingale, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2002 and the results of operations and changes in financial position for the three month periods ended March 31, 2002 and 2001, and cumulative amounts since inception. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

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

     A Rescission Offering, such as explained, was delivered to the subscribers in November 2001 and responses were received from the shareholders during January 2002. One investor elected to rescind and will be paid his initial investment of $10,000 and interest of $6,037. All other subscribers who have elected not to rescind and will be issued shares of common stock and therefore will have no subsequent rights to rescind pending final completion of the recission offering. The number of shares of common stock that will be issued will total 1,900,000. The total shares issued and outstanding will then be 2,900,000.

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

     A total of 2,000,000 Units of the Company's securities were subscribed for and gross offering proceeds were $200,000. Net offering proceeds for purposes of Rule 11.1 were $175,000. Pursuant to Rule 164-11-1, 80% of the net offering proceeds, or $140,000 was deposited into a Rule 11.1 Escrow Account. The escrowed amount could not be used by the Company until such time as Rule 164-11-1 was complied with.

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

     Liquidity and Capital Resources. Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization and from the sale of stock in its public offering. As of March 31, 2002, the Company had $165,262 in cash . As of December 31, 2001, the Company had unrestricted cash of $1,568 and escrowed cash of $256,287. The Company's total liabilities amounted to $453,305 as of March 31, 2002, of which $167,017 was attributed to common stock units subscribed for. The Company's total liabilities amounted to $512,373 as of December 31, 2001, of which $177,017 was attributed to common stock units subscribed for. The Company presently has no other resources. The Company is presently seeking potential acquisitions of private companies, technologies, or product distribution rights. Management believes that any acquisition will be made by issuing shares of the Company's authorized but unissued common stock.

The Company's liquidity, capital resources, and financial statements will be significantly different subsequent to the consummation of any acquisition. The Company's operating expenses have been covered by advances from affiliates in recent years. Inasmuch as the escrow has been terminated, the Company has cash available to fund its current operations.

     The Company borrowed funds from its affiliates in order to fund its general and administrative costs prior to the termination of the escrow. As of March 31, 2002, such affiliates were owed $256,484 from the Company which funds have been used to fund the Company's legal fees, accounting fees, filing fees, travel expenses and other administrative costs.

     Results of Operations. The Company has not commenced any operations except for the preliminary investigation of potential acquisitions. The Company's assets, consisting of cash, is on deposit in various interest bearing and non-interest bearing accounts pending the consummation of any acquisition. For the three months ended March 31, 2002, the Company had revenues of $914 expenses of $34,439 and a net loss of $33,535. For the three months ended March 31, 2001, the Company had revenues of $3,294 expenses of $15,299 and a net loss of $12,005. The Company will likely not have any revenues except for interest unless and until it is able to close an acquisition or merger transaction.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, neither the Company nor any of its officers and directors are party to any legal proceeding or litigation. The officers and directors know of no such litigation being threatened or contemplated

Item 2.    Changes in the Rights of the Company's Security Holders.  None.

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


Dated: May 14, 2002                NIGHTINGALE, INC.



                                     By /s/ William Grilz
                                     ---------------------------------
                                            William Grilz
                                            President
                                            Principal Financial Officer
                                            Principal Executive Officer