Form 10QSB
period 2002-06-30
NIGHTINGALE INC
filed 2002-08-15
CIK 837296

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2002

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

                                    No Change
                              ---------------------
        Former name, former address, and former fiscal year, if changed since last report.


        Common Stock outstanding at August 14, 2002 - 2,900,000 shares of $.001 par value Common Stock.


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

                      For the Quarter ended June 30, 2002.

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                         PART I - FINANCIAL INFORMATION
                                                                         Page of
                                                                     Form 10-QSB
Item 1.   Financial Statements

          Balance Sheet--June 30, 2002 (unaudited)...........................3

          Statements of Operations--for the three months and six months ended June 30, 2002 and 2001 (unaudited) and cumulative amounts since inception (unaudited)........................................4

          Statements of Cash Flows--for the six months
          ended June 30, 2002 and 2001 (unaudited) and cumulative amounts since inception (unaudited)......................................5-6

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

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)
                                                                   Balance Sheet

                                                                   June 30, 2002
                                                                     (Unaudited)
--------------------------------------------------------------------------------



         Assets

Current assets - cash                                           $101,438
                                                            -------------

            Total assets                                        $101,438
                                                            -------------


--------------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued liabilities                      $14,380
   Related party payables                                        232,352
                                                            -------------

            Total current liabilities                            246,732

Stockholders' deficit:
   Common stock - par value $.001 per share.
     Authorized 100,000,000 shares; issued and
     outstanding 2,900,000 shares                                  2,900
   Additional paid-in capital                                    184,717
   Deficit accumulated during the development stage             (332,911)
                                                            -------------

            Total stockholders' deficit                         (145,294)
                                                            -------------

            Total liabilities and stockholders' deficit         $101,438
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

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)
                                                         Statement of Operations
                                                                     (Unaudited)
--------------------------------------------------------------------------------





                                   Three Months       Six Months     Cumulative
                                       Ended            Ended         Amounts
                                     June 30,          June 30,         From
                               -------------------------------------
                                   2002     2001    2002     2001     Inception
                               ------------------------------------------------

Revenue - interest             $    679   $ 2,394  $ 1,593   $ 5,688   $122,308

Expenses:
   General and administrative
     expenses                    24,947    12,311   59,386    27,610    455,219
                               ------------------------------------------------

      Loss before income taxes  (24,268)  (9,917)  (57,793)  (21,922)  (332,911)


Income tax benefit                    -        -         -         -          -
                               ------------------------------------------------

      Net loss                 $(24,268) $(9,917) $(57,793) $(21,922) $(332,911)
                               ================================================

Net loss per share - basic
  and diluted                  $   (.01) $  (.01) $   (.04) $   (.02)
                               =======================================

Weighted average - basic
  and diluted                  1,802,222 1,000,000 1,401,111 1,000,000
                               =======================================














See accompanying notes to financial statements.

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)
                                                         Statement of Cash Flows
                                                                     (Unaudited)



                                                                  Cumulative
                                                Six Months Ended   Amounts
                                                    June 30,         From
                                                2002      2001    Inception
                                              -------------------------------
Cash flows from operating activities:
   Net loss                                   $(57,793)  $(21,922)$(332,911)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
      Amortization                                   -          -     1,350
      Stock compensation expense                     -          -       600
      Increase in - accounts payable and
        accrued liabilities                        613          -    14,380
                                              -------------------------------

            Net cash used in
            operating activities               (57,180)   (21,922) (316,581)
                                              -------------------------------

Cash flows from investing activities:
   Decrease (increase) in restricted
     cash in escrow                            256,287     (5,689)        -
   Increase in organization costs                    -          -    (1,350)
                                              -------------------------------

            Net cash provided by (used in)
            investing activities               256,287     (5,689)   (1,350)
                                              -------------------------------

Cash flows from financing activities:
   (Decrease) increase in related party
     payables                                  (89,237)   (27,355)  232,352
   Refund of subscription payable              (10,000)         -         -
   Proceeds from issuance of stock                   -          -   187,017
                                              -------------------------------

            Net cash (used in) provided
            by financing activities            (99,237)    27,355   419,369
                                              -------------------------------

            Net increase (decrease) in cash     97,870       (256)  101,438


Cash, beginning of period                        1,568        383         -
                                              -------------------------------

Cash, end of period                           $101,438       $127  $101,438
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

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)
                                                         Statement of Cash Flows
                                                                     (Unaudited)
                                                                       Continued





                                                             Cumulative
                                        Six Months Ended      Amounts
                                            June 30,            From
                                        2002        2001     Inception
                                    -------------------------------------
Supplemental disclosure of cash
flow information:

      Interest paid                      $32,741    $      -     $32,741
                                    -------------------------------------

      Income taxes paid                 $      -    $      -        $572
                                    -------------------------------------


During the six months ended June 30, 2002 the Company issued stock for the release of stock subscription payable in the amount of $167,017.

                                                               NIGHTINGALE, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements


(1) The unaudited financial statements include the accounts of Nightingale, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2002 and the results of operations and changes in financial position for the three month and six month periods ended June 30, 2002 and 2001, and cumulative amounts since inception. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

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

     A Rescission Offering, such as explained, was delivered to the subscribers in November 2001 and responses were received from the shareholders during January 2002. One investor elected to rescind and was paid his initial investment of $10,000 and interest of $6,167. All other subscribers who have elected not to rescind have been issued shares of common stock and therefore have no subsequent rights to rescind. The number of shares of common stock that were issued totaled 1,900,000. The total shares issued and outstanding at June 30, 2002 are 2,900,000.

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

     The rescission offering was completed in January 2002 and the funds were removed from the Escrow account in January 2002.

     Liquidity and Capital Resources. Presently, the Company's assets consist solely of a minimal amount of cash from its initial capitalization and from the sale of stock in its public offering. As of June 30, 2002, the Company had $101,438 in cash . As of December 31, 2001, the Company had unrestricted cash of $1,568 and escrowed cash of $256,287. The Company's total liabilities amounted to $246,732 as of June 30, 2002. The Company's total liabilities amounted to $512,373 as of December 31, 2001, of which $177,017 was attributed to common stock units subscribed for. The Company presently has no other resources. The Company is presently seeking potential acquisitions of private companies, technologies, or product distribution rights. Management believes that any acquisition will be made by issuing shares of the Company's authorized but unissued common stock. The Company's liquidity, capital resources, and financial statements will be significantly different subsequent to the consummation of any acquisition. The Company's operating expenses have been covered by advances from affiliates in recent years. Inasmuch as the escrow has been terminated, the Company has cash available to fund its current operations.

     The Company borrowed funds from its affiliates in order to fund its general and administrative costs prior to the termination of the escrow. As of June 30, 2002, such affiliates were owed $232,352 from the Company which funds have been used to fund the Company's legal fees, accounting fees, filing fees, travel expenses and other administrative costs.

     Results of Operations. The Company has not commenced any operations except for the preliminary investigation of potential acquisitions. The Company's assets, consisting of cash, is on deposit in various interest bearing and non-interest bearing accounts pending the consummation of any acquisition. For the three months ended June 30, 2002, the Company had revenues of $679 expenses of $24,947 and a net loss of $24,268. For the three months ended June 30, 2001, the Company had revenues of $2,394 expenses of $12,311 and a net loss of $9,917. For the six months ended June 30, 2002, the Company had revenues of $1,593 expenses of $59,386 and a net loss of $57,793. For the six months ended June 30, 2001, the Company had revenues of $5,688 expenses of $27,610 and a net loss of $21,922. The Company will likely not have any revenues except for interest unless and until it is able to close an acquisition or merger transaction.

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


Dated: August 14, 2002               NIGHTINGALE, INC.



                                     By /s/ William Grilz
                                       ---------------------------------------
                                          William Grilz
                                          President
                                          Principal Financial Officer
                                          Principal Executive Officer